Form 10-Q
period 1996-03-31
DIVALL INCOME PROPERTIES 3 L P
filed 1996-05-14
CIK 858715

                                   FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended     March 31, 1996
                                    -----------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to ___________________

                        Commission file number  0-20253

                 DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

                  WISCONSIN                             39-1660958
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)               Identification No.)

            101 W. 11th St., Suite 1110, Kansas City, Missouri 64105 (Address of principal executive offices, including zip code)

                                 (816) 421-7444
              (Registrant's telephone number, including area code)


     Securities registered pursuant to Section 12(b) of the Act:  None

     Securities registered pursuant to Section 12(g) of the Act: Limited Partnership Interests

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  X     No
                                         ------      ------

                         PART I - FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS

                 DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP


                                 BALANCE SHEETS


                      MARCH 31, 1996 AND DECEMBER 31, 1995
                      ------------------------------------


                                     ASSETS

                                                                        (Unaudited)
                                                                         March 31,    December 31,
                                                                            1996          1995
                                                                        ------------  -------------
INVESTMENT PROPERTIES:  (NOTE 3)

     Land                                                                $ 2,085,836    $ 2,085,836
     Buildings and improvements                                            3,766,226      3,766,226
     Accumulated depreciation                                               (673,773)      (644,443)
                                                                         -----------    -----------
         Net investment properties                                         5,178,289      5,207,619
                                                                         -----------    -----------
NET INVESTMENT IN DIRECT FINANCING LEASES: (NOTE 7)                          893,207        976,461
                                                                         -----------    -----------
OTHER ASSETS:
     Cash and cash equivalents                                               481,581        312,290
     Cash restricted for real estate taxes                                        85         42,799
     Cash held in Indemnification Trust (NOTE 10)                            265,856        242,725
     Restoration escrow account                                              826,160              0
     Rents and other receivables (net of allowance of $45,730 in 1995)        39,958         27,955
     Due from current General Partner                                              0            792
     Deferred rent receivable                                                 42,846         42,904
     Notes receivable                                                         73,040         79,001
     Prepaid assets                                                            2,482          1,902
                                                                         -----------    -----------
         Total other assets                                                1,732,008        750,368
                                                                         -----------    -----------
DUE FROM FORMER AFFILIATES: (NOTE 2)
     Due from former general partner affiliates                            2,288,194      4,084,424
     Allowance for uncollectible amounts due from former affiliates       (2,288,194)    (3,017,285)
     Restoration cost receivable                                           4,111,392      3,252,676
     Allowance for uncollectible restoration receivable                   (4,111,392)    (3,252,676)
                                                                         -----------    -----------
         Due from former affiliates, net
                                                                                   0      1,067,139
         Total assets                                                    -----------    -----------

                                                                         $ 7,803,504    $ 8,001,587
                                                                         ===========    ===========

        The accompanying notes are an integral part of these statements.

                 DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                       LIABILITIES AND PARTNERS' CAPITAL

                      MARCH 31, 1996 AND DECEMBER 31, 1995
                      ------------------------------------



                                                               (Unaudited)
                                                                March 31,    December 31,
                                                                   1996          1995
                                                               ------------  -------------
LIABILITIES:
   Accounts payable and accrued expenses                        $   147,070    $   251,948
   Due to affiliated partnerships (NOTE 11)                               0        201,912
   Due to current General Partner                                       637              0
   Security deposits                                                103,181        103,181
   Real estate taxes payable                                          2,671          3,184
                                                                -----------    -----------
     Total liabilities                                              253,559        560,225
                                                                -----------    -----------
CONTINGENET LIABILITIES:  (NOTE 9)

PARTNER'S CAPITAL:  (NOTES 1, 4 AND 13)
Former general partners -
   Capital contributions                                                200            200
   Cumulative net loss                                             (195,015)      (195,015)
   Cumulative cash distributions                                    (70,676)       (70,676)
   Reallocation of former general partners' deficit
     capital to Limited Partners                                    265,491        265,491
                                                                -----------    -----------
                                                                          0              0
                                                                -----------    -----------
Current General Partner -
   Cumulative net income (loss)                                       4,017          2,425
   Cumulative cash distributions                                     (2,070)        (1,433)
                                                                -----------    -----------

                                                                      1,947            992
                                                                -----------    -----------
Limited Partners (17,102.52 interests outstanding)
   Capital contributions, net of offering costs                  14,408,872     14,408,872
   Cumulative net loss                                           (1,357,399)    (1,515,027)
   Cumulative cash distributions                                 (5,237,984)    (5,187,984)
   Reallocation of former general partners' deficit capital        (265,491)      (265,491)
                                                                -----------    -----------
                                                                  7,547,998      7,440,370
                                                                -----------    -----------
          Total partners' capital                                 7,549,945      7,441,362
                                                                -----------    -----------
          Total liabilities and partners' capital               $ 7,803,504    $ 8,001,587
                                                                ===========    ===========

        The accompanying notes are an integral part of these statements.

                 DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME

                                  (UNAUDITED)
                                  -----------

                                                                    Three Months Ended March 31,
                                                                    ----------------------------
                                                                        1996           1995
                                                                    -------------  -------------
REVENUES:
     Rental income                                                       $170,578       $182,726
     Interest income on direct financing leases                            27,053         17,388
     Interest income                                                        8,053         29,860
     Other income                                                             277            847
     Recovery of amounts previously written off                           729,091              0
                                                                         --------       --------

                                                                          935,052        230,821
                                                                         --------       --------
EXPENSES:
     Partnership management fees                                           15,170         14,275
     Restoration fees                                                      52,335            492
     Insurance                                                              1,268          1,032
     General and administrative (NOTE 8)                                    8,930          9,330
     Advisory board fees and expenses                                       4,942          5,636
     Interest                                                                   0          1,760
     Professional services                                                 13,187         21,045
     Professional services related to investigation                       650,670         42,199
     Depreciation                                                          29,330         29,330
     Amortization                                                               0          3,783
                                                                         --------       --------
                                                                          775,832        128,882
                                                                         --------       --------
NET INCOME                                                               $159,220       $101,939
                                                                         ========       ========
NET INCOME - GENERAL PARTNER                                             $  1,592       $  1,019
NET INCOME - LIMITED PARTNERS                                             157,628        100,920
                                                                         --------       --------
                                                                         $159,220       $101,939
                                                                         ========       ========
NET INCOME PER LIMITED PARTNERSHIP
 INTEREST, based on 17,102.52 interests outstanding                         $9.22          $5.90
                                                                            =====          =====


       The accompanying notes are an integral part of these statements.

                 DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)
                                  -----------




                                                                        Three Months Ended March 31,
                                                                       ------------------------------
                                                                            1996            1995
                                                                       ---------------  -------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
     Net income                                                             $  159,220      $ 101,939
     Adjustments to reconcile net income to net cash from (used in)
        operating activities -
          Depreciation and amortization                                         29,330         33,113
          Recovery of amounts previously written off                          (729,091)             0
          Interest applied to Indemnification Trust Account                     (3,131)        (2,036)
          (Increase) in rents, other receivables and prepaid assets            (11,791)       (29,752)
          (Increase)/Decrease in deferred rent receivable                           58         (1,291)
          Deposits applied for real estate taxes                                42,714         42,414
          (Decrease) in accounts payable and accrued expenses                 (104,878)       (12,104)
          Increase in due to General Partner                                       637             50
          (Decrease) in real estate taxes payable                                 (513)       (42,319)
                                                                            ----------      ---------
               Net cash provided from operating activities
                                                                               617,445         90,014
                                                                            ----------      ---------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
     Principal payments received on direct financing leases                     83,254         72,626
     Deposit to Indemnification Trust Account                                  (20,000)       (25,000)
     Deposit to restoration escrow account                                    (826,160)             0
     Recoveries from former affiliates                                       1,796,230         12,296
     Principal receipts from note                                                5,961              0
                                                                            ----------      ---------
               Net cash provided from investing activities
                                                                             1,039,285         59,922
                                                                            ----------      ---------
CASH FLOWS (USED IN) FINANCING ACTIVITIES:
     Principal payments on mortgage note                                             0        (22,240)
     Payments of amounts due to affiliated partnerships                       (201,912)       (11,804)
     Cash distributions to General Partner                                        (637)          (408)
     Cash distributions to Limited Partners                                    (50,000)      (160,000)
                                                                            ----------      ---------
               Net cash (used in) financing activities
                                                                              (252,549)      (194,452)
                                                                            ----------      ---------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                                 169,291        (44,516)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               312,290        382,605
                                                                            ----------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $  481,581      $ 338,089
                                                                            ==========      =========
SUPPLEMENTAL DISCLOSURE--cash paid for interest                             $        0      $   1,760
                                                                            ==========      =========



       The accompanying notes are an integral part of these statements.

                 DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS


1.  ORGANIZATION AND BASIS OF ACCOUNTING:
    -------------------------------------

DiVall Income Properties 3 Limited Partnership (the "Partnership") was formed on December 12, 1989, pursuant to the Uniform Limited Partnership Act of the State of Wisconsin. The initial capital which was contributed during 1989, consisted of $300, representing aggregate capital contributions of $200 by the former general partners and $100 by the Initial Limited Partner.

The Partnership initially offered two classes of Limited Partnership interests for sale: Distribution interests ("D-interests") and Retention interests ("R-interests"). Each class was offered at a price (before volume discounts) of $1,000 per interest. The Partnership offered the two classes of interests simultaneously up to an aggregate of 25,000 interests.

The minimum offering requirements for the D-interests were met and escrowed subscription funds were released to the Partnership as of July 13, 1990. The offering closed on April 23, 1992, at which point 17,102.52 D-interests had been issued, resulting in aggregate proceeds, net of discounts and offering costs, of $14,408,872.

The minimum offering requirements for R-interests were not met.  During 1991,
680.9 R-interests were converted to D-interests and were reflected as Partnership issuances in 1991.

The Partnership is currently engaged in the business of owning and operating its investment portfolio (the "Properties") of commercial real estate and recovering the assets misappropriated by the former general partners and their affiliates. The Properties are leased on a triple net basis to, and operated by, franchisors or franchisees of national, regional and local retail chains under long-term leases. The lessees consist of fast-food, family style, and casual/theme restaurants. At March 31, 1996, the Partnership owned seven (7) properties and specialty leasehold improvements for use in all seven (7) of the Properties.

Rental revenue from investment properties is recognized on the straight-line basis over the life of the respective lease. Revenue from direct financing leases is recognized at level rates of return over the term of the lease.

Depreciation of the properties is provided on a straight-line basis over 31.5 years, which is the estimated useful lives of the buildings and improvements.

Real estate taxes on the Partnership's investment properties are the responsibility of the tenant. However, when a tenant fails to make the required tax payments or when a property becomes vacant, the Partnership makes the appropriate payment to avoid possible foreclosure of the property. Taxes are accrued in the period for which the liability is incurred.

Cash and cash equivalents include cash on deposit in financial institutions and highly liquid temporary investments with initial maturities of 90 days or less.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities (and disclosure of contingent assets and liabilities) at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Partnership will be dissolved on December 1, 2015, or earlier upon the prior occurrence of any of the following events: (a) the disposition of all interests in real estate and other Partnership assets; (b) the decision by Majority Vote of the Limited Partners to dissolve the Partnership or to compel the sale of all or substantially all of the Partnership's assets; (c) the failure to elect a successor General Partner within six months after removal of the last remaining General Partner; or (d) the date of the death or the effective date of dissolution, removal, withdrawal, bankruptcy, or incompetency of the last remaining General Partner, unless the Partnership is continued by vote of all Limited Partners and a replacement General Partner is previously elected by a majority of the Limited Partners.

No provision for Federal income taxes has been made, as any liability for such taxes would be that of the individual partners rather than the Partnership. At December 31, 1995, the tax basis of the Partnership's assets exceeded the amounts reported in the accompanying financial statements by approximately $3,100,000.

2.  REGULATORY INVESTIGATION:
    -------------------------

A preliminary investigation during 1992 by the Office of the Commissioner of Securities for the State of Wisconsin and the Securities and Exchange Commission (the "Investigation") revealed that during at least the three years ended December 31, 1992, the former general partners of the Partnership, Gary J. DiVall ("DiVall") and Paul E. Magnuson ("Magnuson") had transferred substantial cash assets of the Partnership and two affiliated publicly registered partnerships, DiVall Insured Income Fund Limited Partnership ("DiVall 1") and DiVall Insured Income Properties 2 Limited Partnership ("DiVall 2") (collectively the "Partnerships") to various other entities previously sponsored by or otherwise affiliated with DiVall and Magnuson. The unauthorized transfers were in violation of the respective Partnership Agreements and resulted, in part, from material weaknesses in the internal control system of the Partnerships. The aggregate amount of the misappropriation, related costs, and 9% interest accrued since January 1, 1993, is in excess of $13,700,000, of which approximately $6,400,000 has been attributed to the Partnership and is reflected as due from former affiliates on the balance sheet at March 31, 1996. The 9% interest accrued as of March 31, 1996, amounted to approximately $1,762,000 and is not reflected in the accompanying income statement. As of December 31, 1995, $7,337,000 was reflected as due from former affiliates based on an estimated overall misappropriation and related costs of $15,700,000. Permanent Manager Agreement ("PMA") savings, representing cost savings to the Partnerships as a result of the implementation of the PMA, are not credited against the due from former affiliates account on the financial statements of the Partnership.

Subsequent to discovery, and in response to the regulatory inquiries, a third-party Permanent Manager, The Provo Group, Inc. ("TPG"), was appointed (effective February 8, 1993) to assume responsibility for daily operations and assets of the Partnerships as well as to develop and execute a plan of restoration for the Partnerships. Effective May 26, 1993, the Limited Partners, by written consent of a majority of interests, elected the Permanent Manager, TPG, as General Partner. TPG terminated the former general partners by accepting their tendered resignations.

The current General Partner is vigorously pursuing recovery of the misappropriated funds from the various sources and initially estimated an aggregate recovery of $3 million for the Partnerships, of which approximately $1.4 million was allocated to the Partnership. As such, an allowance has been established against amounts due from former general partner affiliates reflecting the current General Partner's best estimate of probable loss from misappropriated amounts. This allowance has been allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation. The amount of the Partnership's allowance was reduced by approximately $729,000 at March 31, 1996 as a result of recoveries received in excess of the original estimate. Pending resolution of all sources of potential recovery, it is not possible to determine the amount that will ultimately be recovered.

As mentioned above, material weaknesses were identified in the Partnership's internal control structure. The internal control structure was not adequate to assure that all transactions of the Partnership were properly recorded and reflected in the books and records and financial statements of the Partnership. Significant transactions affecting the Partnership were apparently initiated by the former general partners during the three years ended December 31, 1992, which initially either were not recorded on the books and records of the Partnership or were improperly recorded and characterized. Such transactions included unsupported disbursements or improper disbursements under the terms of the Partnership Agreement and the encumbrance of Partnership assets. All such transactions identified during the regulatory Investigation and concurrent reviews have been reflected in the Partnership's financial statements as of March 31, 1996.

3.  INVESTMENT PROPERTIES:
    ----------------------

As of March 31, 1996, the Partnership owned seven (7) fast-food restaurants comprised of: three (3) Hardee's restaurants, one (1) Applebee's restaurant, and three (3) Denny's restaurants. The seven (7) properties are located in five
(5) states.

The total cost of the investment properties includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners.

According to the Partnership Agreement, the former general partners were to commit 82% of the original offering proceeds to the acquisition of investment properties. Upon full investment of the net proceeds of the offering, approximately 57% of the original offering proceeds was invested in the Partnership's properties.

The Partnership's investment properties had been managed by an affiliate of the former general partners pursuant to a management agreement which provided for a fee equal to 1% of gross receipts amounting to approximately $2,000 through February 28, 1993. In addition, the former general partner affiliate was entitled to receive reimbursements of general and administrative costs, either direct or indirect, amounting to approximately $12,000 through February 28, 1993. As a result of the Investigation, the Partnership engaged a third party as Interim Manager in October 1992. The Interim Manager received approximately $19,000 through February 28, 1993, for management services. Subsequent to the appointment of the Permanent Manager, effective February 8, 1993, these services were being provided by the Permanent Manager for an overall fee equal to 4% of gross receipts, with a maximum reimbursement for office rent and related overhead of $25,000 between the three affiliated Partnerships as provided in the Permanent Manager Agreement ("PMA"). On May 26, 1993, the Permanent Manager, TPG, replaced the former general partners as the new General Partner, as provided for in an amendment to the Partnership

Agreement dated May 26, 1993. Pursuant to amendments to the Partnership Agreement, TPG continues to provide management services for the same fee structure as provided in the PMA mentioned above. Effective March 1, 1996, the minimum management fee and the maximum reimbursement for office rent and overhead increased by 2.8% representing the allowable annual Consumer Price Index adjustment per the PMA. For purposes of computing the 4% overall fee, gross receipts includes amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. TPG has received fees from the Partnership totaling $65,746 to date on the amounts recovered, which has been offset against the 4% minimum fee.

Several of the Partnership's property leases contain purchase option provisions with stated purchase prices in excess of the original cost of the properties. The current General Partner is unaware of any unfavorable purchase options in relation to original cost.

4.  PARTNERSHIP AGREEMENT:
    ----------------------

The Partnership Agreement, prior to an amendment effective May 26, 1993, provided that, for financial reporting and income tax purposes, net profits or losses from operations were allocated 90% to the Limited Partners and 10% to the former general partners. The Partnership Agreement also provided that Net Cash Receipts, as defined, would be distributed 90% to the Limited Partners and 10% to the former general partners, except that distributions to the former general partners in excess of 1% in any calendar year would be subordinated to distributions to the Limited Partners in an amount equal to their Original Property Distribution Preference, as defined.

Net proceeds, as defined, were to be distributed as follows: (a) 1% to the General Partners and 99% to the Limited Partners, until distributions to the Limited Partners equal their Original Capital, as defined, plus their Original Property Liquidation Preference, as defined, and (b) the remainder 90% to the Limited Partners and 10% to the General Partners. Such distributions were to be made as soon as practicable following the sale, financing or refinancing of an original property.

On May 26, 1993, pursuant to the results of a solicitation of written consents from the Limited Partners, the Partnership Agreement was amended to replace the former general partners and amend various sections of the agreement. The former general partners were replaced as General Partner, by The Provo Group, Inc., an Illinois Corporation. Under the terms of the amendment, net profits or losses from operations are allocated 99% to the Limited Partners and 1% to the current General Partner. The amendment also provided for distributions from Net Cash Receipts to be made 99% to the Limited Partners and 1% to its current General Partner. Pursuant to the amendments to the Partnership Agreement effective June 30, 1994, distributions of Net Cash Receipts will not be made to the General Partner unless and until each Limited Partner has received a distribution from Net Cash Receipts in an amount equal to 10% per annum, cumulative simple return on his or her Adjusted Original Capital, as defined, from the Return Calculation Date, as defined, except to the extent needed by the General Partner to pay its federal and state incomes taxes on the income allocated to it attributable to such year. Distributions paid to the General Partner are based on the estimated tax liability as a result of allocated income. Subsequent to the filing of the General Partner's income tax returns, a true-up of actual distributions is made. Net proceeds, as defined, was also amended to be distributed 1% to the current General Partner and 99% to the Limited Partners.

Additionally, as per the amendment of the Partnership Agreement dated May 26, 1993, the total compensation paid to all persons for the sale of the investment properties shall be limited to a competitive real estate commission, not to exceed 6% of the contract price for the sale of the property. The General Partner may receive up to one-half of the competitive real estate commission, not to exceed 3%, provided that the General Partner provides a substantial amount of services in the sales effort. It is further provided that a portion of the amount of such fees payable to the General Partner is subordinated to its success at recovering the funds misappropriated by the former general partners. (See Note 10.)

Effective June 1, 1993, the Partnership Agreement was amended to (i) change the definition of "Distribution Quarter" to be consistent with calendar quarters, and (ii) change the distribution provisions to subordinate the General Partner's share of distributions from Net Cash Receipts and Net Proceeds, except to the extent necessary for the General Partner to pay its federal and state income taxes on Partnership income allocated to the General Partner. Because these amendments do not adversely affect the rights of the Limited Partners, pursuant to section 10.2 of the Partnership Agreement, the amendments were made by the General Partner without a vote of the Limited Partners.

5.  LEASES:
    -------

Lease terms for the investment properties are 20 years from their inception.
The leases provide for minimum rents and additional rents based upon percentages of gross sales in excess of specified breakpoints. The lessee is responsible for occupancy costs such as maintenance, insurance, real estate taxes, and utilities. Accordingly, these amounts are not reflected in the statements of income, except in circumstances where, in management's opinion, the Partnership will be required to pay such costs to preserve assets (i.e., payment of past-due real estate taxes). Management has determined that the leases are properly classified as operating leases; therefore, rental income is reported when earned and the cost of the property, excluding the cost of the land, is depreciated over its estimated useful life.

Aggregate minimum lease payments to be received under the leases for the Partnership's properties are as follows:

         Year ending
         December 31,
             1996                        $   670,900
             1997                            742,860
             1998                            742,860
             1999                            742,860
             2000                            742,860
          Thereafter                       7,175,975
                                         -----------
                                         $10,818,315
                                         ===========

Three (3) of the Partnership's properties are leased to a Denny's franchise. Base rent from these properties amounted to approximately 34% of total base rent in 1995.

The original offering document required the Partnership to lease its properties to a single tenant as long as the properties so leased do not constitute; in the aggregate, more than 20% of the aggregate gross proceeds of the offering. As of March 31, 1996, the Partnership has leased two of its properties to Terratron, Inc., which constitute 21% of the aggregate gross proceeds. Due to sales difficulties in the stores leased by Terratron, a one (1) year lease modification was entered into with the tenant, reducing 1996 base rents by approximately $85,000. Additionally, delinquent rents totaling $46,000 were capitalized into a five (5) year note accruing interest at 10% per annum. The amount of the rent capitalized was written off as uncollectible at December 31, 1995.

6.   TRANSACTIONS WITH CURRENT GENERAL PARTNER:
     ------------------------------------------

Amounts paid to the current General Partner for the quarters ended March 31, 1996 and 1995, are as follow:


                                            Incurred as of  Incurred as of
Current General Partner                     March 31, 1996  March 31, 1995
- - -----------------------                     --------------  --------------
Management fees                                 $15,170         $14,275
Restoration fees                                 52,335             492
Cash distribution                                   637             408
Overhead allowance                                1,264           1,231
Reimbursement for out-of-pocket expenses          1,826           1,484
                                                -------         -------
                                                $71,232         $17,890
                                                =======         =======


7.   NET INVESTMENT IN DIRECT FINANCING LEASES:
     ------------------------------------------

The net investment in direct financing leases, which includes the Partnership's specialty leasehold improvement leases, is comprised of the following as of March 31, 1996:

Minimum lease payments receivable                 $ 981,138
Estimated residual values of leased
  property (non-recourse)                            73,728
Less - Unearned income                             (161,659)
                                                  ---------
     Net investment in direct financing leases    $ 893,207
                                                  =========

Scheduled future minimum lease payments are as follows:

             Year ending
             December 31,
                1996               $  333,035
                1997                  312,561
                1998                  225,470
                1999                  183,800
                                   ----------
                                   $1,054,866
                                   ==========

During 1995, it was determined that the residual amounts of the leases were overstated. Accordingly a write-down of residual amounts to their estimated net realizable values was recorded. The total amount of the write-down was approximately $96,000.

8.   GENERAL AND ADMINISTRATIVE EXPENSES:
     ------------------------------------

For the quarters ended March 31, 1996 and 1995, general and administrative expenses incurred by the Partnership were as follows:

                             Three Months Ended March 31,
                             ----------------------------
                                 1996           1995
                             -------------  -------------
Communication costs             $4,650         $5,088
Overhead allowance               1,264          1,231
Income tax expense                   0          1,725
Other administration             3,016          1,286
                                ------         ------
                                $8,930         $9,330
                                ======         ======

9.   CONTINGENT LIABILITIES:
     ----------------------

According to the Partnership Agreement, as amended, the current General Partner may receive a disposition fee not to exceed 3% of the contract price of the sale of investment properties. Fifty percent (50%) of all such disposition fees earned by the current General Partner is to be escrowed until the aggregate amount of recovery of the funds misappropriated from the Partnerships by the former general partners is greater than $4,500,000. Upon reaching such recovery level, full disposition fees will thereafter be payable and fifty percent (50%) of the previously escrowed amounts will be paid to the current General Partner. At such time as the recovery exceeds $6,000,000 in the aggregate, the remaining escrowed disposition fees shall be paid to the current General Partner. If such levels of recovery are not achieved, the current General Partner will contribute the amounts escrowed towards the recovery. In lieu of an escrow, 50% of all such disposition fees have been paid directly to the restoration account and then distributed among the three Partnerships. After surpassing the $4,500,000 recovery level during March 1996, 50% of the amounts previously escrowed was refunded to the current General Partner. The remaining amount allocated to the Partnerships may be owed to the current General Partner if the $6,000,000 recovery level is met. As of March 31, 1996, the Partnership may owe the current General Partner $18,862, which is currently reflected as a recovery, if the $6,000,000 recovery level is achieved.

10.  PMA INDEMNIFICATION TRUST:
     --------------------------

The Permanent Manager Agreement ("PMA") provides that the Permanent Manager will be indemnified from any claims or expenses arising out of or relating to the Permanent Manager serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by the Permanent Manager. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership's creditors. An Indemnification Trust ("Trust") serving such purposes has been established at United Missouri Bank, N.A. The Trust has been fully funded with Partnership assets as of March 31, 1996. Funds are invested in U.S. Treasury securities. In addition, interest totaling $15,855 has been credited to the Trust as of March 31, 1996. The rights of the Permanent Manager to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by the Permanent Manager of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against the Permanent Manager and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that the Permanent Manager shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

11.  RESTORATION TRUST ACCOUNT; EXPENSE ALLOCATIONS; AND RELATED INTER-
     ----------------------------------------------------------- -----
     PARTNERSHIP RECEIVABLES:
     ------------------------

Restoration costs represent expenses incurred by the Partnership in relation to the misappropriated assets by the former general partners and their affiliates. These costs are allocated among the Partnerships based on each partnership's respective share of the entire misappropriation, as currently quantified. The amount of misappropriation for each partnership is adjusted annually to reflect new discoveries and more accurate quantification of amounts based on the continuing investigation. Such adjustments will result in periodic adjustments to prior allocations of recovery costs to reflect updated information. Consequently, previous payments for restoration expenses may not be consistent with modified allocations. Based on modified allocations adjusted as of December 31, 1993, the Partnership owed $295,053 and $192,359 to DiVall 1 and DiVall 2, respectively, for amounts paid on its behalf. Amounts recovered from former general partner affiliates have been used to partially repay the amounts due to DiVall 1 and DiVall 2. At December 31, 1995, the remaining amounts due to DiVall 1 and DiVall 2 totaled $105,824 and $73,588, respectively. Such amounts are reflected on the balance sheet as due to affiliated partnerships. These amount were fully repaid during March 1996 from recoveries received.

Recoveries realized by the Partnerships are being distributed to each respective partnership on the same basis as the restoration costs are currently being allocated, adjusted for any future changes in the entire misappropriation, as a result of the continuing investigation. Any available recovery funds are being utilized first to satisfy amounts due other partnerships for amounts advanced under prior allocation methods. As of March 31, 1996, the Partnerships recovered a total of approximately $4,541,000 from the former general partners and their affiliates. Of this amount, the Partnership received its pro-rata share in the amount of $2,117,000. Additionally, $40,347, representing 25% of all disposition fees earned by the General Partner, have been paid to the recovery. Of that amount, $18,862 was allocated to the Partnership and is contingently payable to the General Partner upon achievement of the final recovery level as described in Note 10.

The PMA contemplated that the Permanent Manager could establish a separate and distinct Restoration Trust Fund which would hold all recoveries until a final independent adjudication by a court of competent jurisdiction or vote of the Limited Partners ratified the allocation of proceeds to each respective partnership. Management has concluded that a fair and reasonable interim accounting for recovery proceeds can be accomplished at the partnership level in a manner similar to restoration costs which are paid directly by the Partnerships. Management reserves the right to cause the final allocation of such costs and recoveries to be determined either by a vote of the Limited Partners or a court of competent jurisdiction. Potential sources of recoveries include third party litigation, promissory notes, land contracts, and personal assets of the former general partners and their affiliates.

On March 24, 1994, an affiliated partnership, DiVall 1, filed a complaint in the United States District Court for the Western District of Missouri against Boatmen's First National Bank of Kansas City ("Boatmen's") seeking a declaratory judgment that Boatmen's has no right or interest in a promissory note executed in the name of DiVall 1 by the former general partners (the "Note") secured by mortgages on five DiVall 1 properties, and further seeking an injunction against foreclosure proceedings instituted against a DiVall 1 property located in Dallas, Texas under a first deed of trust and security agreement given to secure the Note (the "Foreclosure"). The former general partners borrowed $600,000 during or before 1991 from Metro North State Bank (now Boatmen's). The proceeds of the Note were not received by DiVall 1. As of March 31, 1996, DiVall 1 had not paid debt service on the Note. DiVall 1 received a notice of default on the
Note in October 1993, and the Foreclosure Action was filed in February 1994. As of March 31, 1996, interest in the amount of $187,000 had accrued but was unpaid on the Note. Interest is accrued at the face rate of the Note. If DiVall 1 loses the case against Boatmen's, additional interest totaling approximately $204,000, representing the default rate of interest may be due. Boatmen's has agreed to stay its foreclosure proceedings pending the outcome of the litigation. Boatmen's answered the complaint and filed a motion for summary judgment to which DiVall 1 responded. The District Court granted Boatmen's motion for summary judgement. DiVall 1 appealed and the Eighth Circuit Court of Appeals reversed the District Court's ruling. The case was sent back to the District Court for further discovery and trial. Pursuant to the Restoration Trust Account procedures described above, all of the Partnerships are sharing the expenses of this litigation and any recoveries resulting effectively from the partial or full cancellation of the alleged indebtedness will be allocated among the three Partnerships on the same basis as the restoration costs are currently being allocated.

12.  LITIGATION:
     -----------

On March 16, 1993, the Partnership, along with DiVall 1 and DiVall 2 initiated a lawsuit against Ernst & Young LLP ("E & Y"), a certified public accounting firm, in the Circuit Court of Dane County, Wisconsin in connection with the audits of the Partnerships performed by E & Y for the years 1989, 1990 and 1991. The Complaint filed in said lawsuit alleges, among other things, that Defendant
E & Y, was negligent in its audit work for the Partnerships by failing to exercise ordinary care and failing to adhere to professional standards in the following areas: reviewing, understanding, and auditing of compliance with the Partnership Agreements; evaluation of the adequacy of internal controls; identification of audit risks; selection and implementation of audit procedures to address audit risks; identification of related party transactions; compilation of sufficient evidential matters; resolution of improper transfers and allocations; disclosure of related party transactions; and exercise of appropriate audit skepticism. The Partnerships requested the payment of damages in the amount of $9,000,000, plus interest, attorneys fees and costs, and whatever additional relief the court deemed just and proper. The Partnerships hired legal counsel under a contingent fee arrangement to prosecute all of the Partnerships' claims. E & Y filed an Answer denying that it was negligent.

E & Y also filed third-party claims alleging fraud and negligence on the part of the Partnerships' former law firm, Quarles & Brady. E & Y also filed third-party claims against Paul Magnuson, Gary DiVall, an affiliate of the former general partners, DiVall Real Estate Investment Corporation ("DREIC"), David Shea ("Shea") (former Acquisitions Director of DREIC), and Lisa Shatrawka (former Controller of

DREIC and former Director of Fund Management of TPG). In turn, Quarles & Brady filed third-party claims against KPMG Peat Marwick, the Partnerships' accountants preceding E & Y. The Partnerships also filed claims against Magnuson, DiVall, DREIC, Shea, and Quarles & Brady. E & Y's claims against Ms. Shatrawka and its fraud claims against Quarles & Brady were voluntarily dismissed.

The trial of the case was scheduled to take place in Iowa County, Wisconsin, beginning on March 20, 1996. Shortly before trial, the Partnerships reached a resolution of their claims against Quarles & Brady. A resolution of the claims against Ernst & Young was reached after opening statements. As a result of these settlements, net proceeds deposited in the Partnership's restoration escrow account totaled approximately $826,000.

As part of the Permanent Manager Agreement, DiVall, Magnuson, and entities owned by them, granted the Partnership a security interest in certain promissory notes and mortgages from other DiVall related entities (the "Private Partnerships"). In the aggregate, the face amount of these notes were equal to a minimum of $8,264,932. In addition, DiVall, Magnuson, and related entities owned by them, granted the Partnership a security interest in their general partner interests in the Private Partnerships. The foregoing security interests were to secure the repayment of the funds which were diverted by DiVall and Magnuson from the Partnership. The Partnership shares such security interests with DiVall 1 and DiVall 2. These promissory notes and mortgages are not recorded on the balance sheets of the Partnerships, but are recorded as recoveries on a cash basis upon settlement.

On July 23, 1993, nineteen (19) of the Private Partnerships sought the protection of the Bankruptcy Court in the Eastern District of Wisconsin. Seven
(7) of these bankruptcies were voluntary and twelve (12) of these bankruptcies were involuntary. Several of the Private Partnerships seeking bankruptcy owe promissory notes to DiVall, Magnuson, or entities owned by them, in which the Partnership has a security interest. These cases were subsequently transferred to the Western District Bankruptcy Court located in Madison, Wisconsin.

The Partnership's experience in those bankruptcy cases that have concluded, either through the approval of Plans of Reorganization, dismissal of the bankruptcies, settlements or a combination of the foregoing, is that (i) the value of the obligations of the Private Partnerships assigned to the Partnership has been at a significant discount to their face amounts, and (ii) the General Partner interests in such Private Partnerships often have little economic value. The Partnership's recoveries in these bankruptcies have, to date, been on a steeply discounted basis. Management anticipates that the recoveries in the remaining unresolved bankruptcies are likely to also be on a deeply discounted basis.

Plans of reorganization have been filed in some of the bankruptcies, and settlement agreements in many of the Private Partnerships have been reached. Settlements in sixteen (16) of the bankruptcies to date have resulted in cash payments to the Partnerships of a total of $537,000 and notes secured by subordinated mortgages in the aggregate amount of $625,000. The Partnership is continuing to vigorously defend its interests in the remaining bankruptcies.

13.  FORMER GENERAL PARTNERS' CAPITAL ACCOUNTS:
     ------------------------------------------

The capital account balance of the former general partners as of May 26, 1993, the date of their removal as general partners pursuant to the results of a solicitation of written consents from the Limited Partners, was a deficit of $265,491. At December 31, 1993, the former general partners' deficit capital account balance in the amount of $265,491 was reallocated to the Limited Partners.

14.  SUBSEQUENT EVENTS:
     ------------------

On May 15, 1996, the Partnership made a distribution to the Limited Partners for the First Quarter 1996 of $175,000 amounting to approximately $10.23 per limited partnership interest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES:
- - --------------------------------

INVESTMENT PROPERTIES AND NET INVESTMENT IN DIRECT FINANCING LEASES
- - -------------------------------------------------------------------

The investment properties, including equipment held by the Partnership at March 31, 1996, were originally purchased at a price, including acquisition costs, of approximately $5,869,000.

The net investment in direct financing leases, which includes the Partnership's specialty leasehold improvement leases, amounted to $893,000 at March 31, 1996, compared to $976,000 at December 31, 1995. The decrease of $83,000 was a result of principal payments received during the quarter.

OTHER ASSETS
- - ------------

Cash and cash equivalents, including cash restricted for real estate taxes held by the Partnership, were $482,000 at March 31, 1996, compared to $355,000 at December 31, 1995. The Partnership designated cash of $175,000 to fund the First Quarter 1996 distributions to Limited Partners; $155,000 for the payment of accounts payable and accrued expenses; and the remainder represents reserves deemed necessary to allow the Partnership to operate normally. Cash generated through the operations of the Partnership's investment properties, sales of investment properties, and any recoveries of misappropriated funds by the former general partners will provide the sources for future fund liquidity and Limited Partner distributions.

A Restoration Escrow account was established during the First Quarter of 1996, and $826,000, representing the net proceeds to the partnership from the settlement of the Ernst & Young and Quarles & Brady litigation, was deposited to the account. For information regarding the settlement refer to PART II, Item 1 of this report.

The Partnership established an Indemnification Trust (the "Trust") during the Fourth Quarter of 1993 and deposited $130,000 in the Trust during 1994, $100,000 during 1995, and $20,000 during 1996. The provision to establish the Trust was included in the Permanent Manager Agreement for the indemnification of TPG, in the absence of fraud or gross negligence, from any claims or liabilities that may arise from TPG acting as Permanent Manager. The Trust is owned by the Partnership. For additional information regarding the Trust, refer to Note 11 to the financial statements.

DUE FROM FORMER AFFILIATES, ALLOWANCE FOR UNCOLLECTIBLE AMOUNTS DUE FROM FORMER AFFILIATES AND DUE TO AFFILIATED PARTNERSHIPS

Due from former affiliates represented misappropriated assets due from the former general partners and their affiliates in the amount of $2,288,000 at March 31, 1996. The receivable decreased from December 31, 1995, due to $1,796,000 of recoveries received during the quarter from the former general partners and their affiliates, including the settlement received in the litigation against the Partnerships' former accountants and attorneys.

The Partnership maintains a record of costs incurred in identifying or recovering the misappropriated assets. These amounts are expensed when incurred, and then recorded on the balance sheet as a restoration cost receivable with a corresponding allowance for such receivable deemed uncollectible. These costs are considered due from the former general partners and their affiliates. Interest has been accrued on the misappropriated funds since January 1, 1993, at a rate of 9% per annum and has been included in the restoration cost receivable. The receivable increased from approximately $3,253,000 at December 31, 1995 to $4,111,000 at March 31, 1996, and includes $1,762,000 of cumulative accrued interest.

The current General Partner is vigorously pursuing recovery of the misappropriated funds from the various sources, and initially estimated an aggregate recovery of $3 million for the Partnerships, of which approximately $1.4 million was allocated to the Partnership. As such, an allowance has been established against amounts due from the former general partners and their affiliates reflecting the current General Partner's original estimate of probable loss from misappropriated amounts. This allowance has been allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation. The amount of the Partnership's allowance was reduced by approximately $729,000 at March 31, 1996 due to recoveries received in excess of the original estimate. Pending the outcome of litigation and other matters affecting the sources of potential recovery, it is not possible to determine the amount that will ultimately be recovered.

The restoration costs are allocated among the Partnerships based on each Partnership's respective share of the misappropriation as discussed in Note 12 to the financial statements. The allocation is adjusted periodically to reflect any changes in the entire misappropriation. The Partnership's percentage of the allocation was increased in 1993. Consequently, the Partnership had not been paying its pro rata share of the costs. Accordingly, the Partnership recorded payables at December 31, 1993, in the amount of $295,000 and $192,000, due to DiVall 1 and DiVall 2, respectively, with corresponding amounts reflected as professional expenses related to the Investigation. Recoveries allocated to the Partnership have been used to repay the amounts owed to DiVall 1 and DiVall 2. At December 31, 1995, the remaining amounts due to DiVall 1 and DiVall 2 for restoration costs totaled $106,000 and $74,000, respectively. During March 1996, these amounts were fully repaid from recoveries received.

As a result of the misappropriation and material weaknesses in the internal control structure of the Partnership prior to February 8, 1993, there can be no assurance that all transactions recorded by the Partnership prior to February 8, 1993, were appropriate transactions of the Partnership and properly reflected in the accompanying financial statements of the Partnership or that all transactions of the Partnership prior to February 8, 1993, including improper and unsupported transactions, have been identified and reflected in the accompanying financial statements of the Partnership as of March 31, 1996.

LIABILITIES
- - -----------

Accounts payable and accrued expenses at March 31, 1996, in the amount of $147,000, primarily represented the accrual of legal and auditing fees.

PARTNERS' CAPITAL
- - -----------------

Net income for the quarter was allocated between the General Partner and the Limited Partners, 1% and 99%, respectively, as provided in the Partnership Agreement and the Amendment to the Partnership Agreement, as discussed more fully in Note 4 of the financial statements. The former general partners' capital account balance was reallocated to the Limited Partners at December 31, 1993. Refer to Note 14 to the financial statements for additional information regarding the reallocation.

Cash distributions paid to the Limited Partners and to the General Partner during 1996, of $50,000 and $637, respectively, have also been made in accordance with the amended Partnership Agreement. The First Quarter 1996 distribution of $175,000 was paid to the Limited Partners on May 15, 1996.

RESULTS OF OPERATIONS:
- - ----------------------

Management believes that the financial results are not indicative of "normal" Partnership operations. There are many events which occurred since the discovery of the misappropriations in 1992 which have had a negative impact on financial results. Some of these events will continue to have a negative impact on the Partnership in the future. However, the settlement of litigation against the Partnership's former accountants and attorneys should result in operating results going forward which more closely represent "normal" operations than what has been experienced during the past three years.

The Partnership reported net income for the quarter ended March 31, 1996, in the amount of $159,000 compared to net income for the quarter ended March 31, 1995 of $102,000. Results for both periods were less than would be expected from "normal" operations, primarily because of costs associated with misappropriation of assets by the former general partners and their affiliates. These costs increased significantly during 1996 as the lawsuit against the former general partner accountants and attorneys got closer to trial and as a result of contigent fee payments made upon settlements of the litigation.

REVENUES
- - --------

Total revenues were $935,000, and $231,000, for the quarters ended March 31, 1996, and 1995, respectively. The increase in income in 1996 is attributable to the recovery of amounts from the Partnerships' former accountants and attorneys which had been previously been written-off.

Total revenues should approximate $750,000 annually or $187,000 quarterly, based on leases currently in place. Future revenues may decrease with tenant defaults and/or sales of Partnership properties. They may also increase with additional rents due from tenants, if those tenants experience sales levels which require the payment of additional rent to the Partnership. The decrease from 1995 to projected 1996 levels is primarily a result of the one (1) year lease modification entered into with Terratron, the tenant of two (2) of the Partnership's Hardee's restaurants.

EXPENSES
- - --------

For the quarters ended March 31, 1996 and 1995, cash expenses amounted to approximately 80% and 41% of total revenues, respectively. Total expenses, including non-cash items, amounted to 83% and 56% of total revenues for the quarters ended March 31, 1996 and 1995, respectively. Items negatively impacting expenses during the First Quarter of 1996, are expenses incurred primarily in relation to the misappropriation of assets by the former general partners and their affiliates.

For the quarters ended March 31, 1996 and 1995, expenses incurred in relation to the misappropriated assets amounted to $651,000 and $42,000, respectively. These costs increased significantly during the first quarter of 1996 due to the payment of contingent fees and litigation expenses in relation to the settlement of litigation against the Partnerships' former accountants and attorneys. Future expenses incurred in relation to the misappropriation should have a minimal impact on the Partnership.

As noted above, management believes the Partnership's operations have yet to stabilize to what could be considered normal, due to the negative impact of the costs related to the recovery of the misappropriated assets. However, these "recovery costs" should be minimized in the future.

INFLATION:
- - ----------

Inflation has a minimal effect on operating earnings and related cash flows from a portfolio of triple net leases. By their nature, such leases actually fix revenues and are not impacted by rising costs of maintenance, insurance, or real estate taxes. If inflation causes operating margins to deteriorate for lessees if expenses grow faster than revenues, then, inflation may well negatively impact the portfolio through tenant defaults.

It would be misleading to associate inflation with asset appreciation for real estate, in general, and the Partnership's portfolio, specifically. Due to the "triple net" nature of the property leases, asset values generally move inversely with interest rates.


                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

On March 16, 1993, the Partnership, along with DiVall 1 and DiVall 2 initiated a lawsuit against Ernst & Young LLP ("E&Y"), a certified public accounting firm, in the Circuit Court of Dane County, Wisconsin, in connection with the audits of the Partnerships performed by E&Y for the years 1989, 1990 and 1991. The Complaint filed in said lawsuit alleges, among other things, that Defendant
E & Y was negligent in its audit work for the Partnerships by failing to exercise ordinary care and failing to adhere to professional standards in the following areas: reviewing, understanding, and auditing of compliance in regards to the Partnership Agreements; evaluation of the adequacy of internal controls; identification of audit risks; selection and implementation of audit procedures to address audit risks; identification of related party transactions; compilation of sufficient evidential matters; resolution of improper transfers and allocations; disclosure of related party transactions; and exercise of appropriate audit skepticism. The Partnerships requested the payment of damages in the amount of $9,000,000, plus interest, attorneys fees and costs, and whatever additional relief the court deemed just and proper. The Partnerships hired legal counsel under a contingent fee arrangement to prosecute all of the Partnerships' claims. E&Y filed an Answer denying that it was negligent.

E&Y also filed third-party claims alleging fraud and negligence on the part of the Partnerships' former securities law firm, Quarles & Brady. E&Y also filed third-party claims against Paul Magnuson; Gary DiVall; an affiliate of the former general partners, DiVall Real Estate Investment Corporation ("DREIC"); David Shea ("Shea"), former Acquisitions Director for DREIC; and Lisa Shatrawka, former Controller for DREIC and former Director of Fund Management with TPG. In turn, Quarles & Brady filed third party claims against KPMG Peat Marwick, the Partnerships' accountants preceding E&Y. The Partnerships also filed claims against Magnuson, DiVall, DREIC, Shea, and Quarles & Brady. E&Y's claims against Ms. Shatrawka and its fraud claims against Qualres & Brady were voluntarily dismissed.

The trial of the case was scheduled to take place in Iowa County, Wisconsin, beginning on March 20, 1996. Shortly before trial, the Partnerships reached a resolution of their claims against Quarles & Brady. A resolution of the claims against Ernst & Young was reached after opening statements. As a result of these settlements, net proceeds deposited in the Partnership's restoration escrow account totaled approximately $826,000.

As part of the Permanent Manager Agreement, DiVall, Magnuson, and entities owned by them, granted the Partnership a security interest in certain promissory notes and mortgages from other DiVall related entities (the "Private Partnerships"). In the aggregate, the face amount of these notes was equal to a minimum of $8,264,932. In addition, DiVall, Magnuson, and related entities owned by them, granted the Partnership a security interest in their general partner interests in the Private Partnerships. The foregoing security interests were to secure the repayment of the funds which were diverted by DiVall and Magnuson from the Partnership. The Partnership shares such security interests with DiVall 1 and DiVall 2. These promissory notes and mortgages are not recorded on the balance sheets of the Partnerships, but are recorded as recoveries on a cash basis upon settlement.

On July 23, 1993, nineteen (19) of the Private Partnerships sought the protection of the Bankruptcy Court in the Eastern District of Wisconsin. Seven
(7) of these bankruptcies were voluntary and twelve (12) of these bankruptcies were involuntary. Several of the Private Partnerships seeking bankruptcy owe promissory notes to DiVall, Magnuson, or entities owned by them, in which the Partnership has a security interest. These cases were subsequently transferred to the Western District Bankruptcy Court located in Madison, Wisconsin.

The Partnership's experience in those bankruptcy cases that have concluded, either through the approval of Plans of Reorganization, dismissal of the bankruptcies, settlements or a combination of the foregoing, is that (i) the value of the obligations of the Private Partnerships assigned to the Partnerships have been at a significant discount to their face amounts, and (ii) the General Partner interests in such Private Partnerships often have little economic value. The Partnership's recoveries in these bankruptcies have, to date, been on a steeply discounted basis. Management anticipates that the recoveries in the remaining unresolved bankruptcies are likely to also be on a deeply discounted basis.

Plans of reorganization have been filed in some of the bankruptcies, and settlement agreements in many of the Private Partnerships have been reached. Settlements in sixteen (16) of the bankruptcies to date have resulted in cash payments to the Partnerships of a total of $537,000 and notes secured by subordinated mortgages in the aggregate amount of $625,000. The Partnership is continuing to vigorously defend its interests in the remaining bankruptcies.

The Partnerships have been named as defendants in certain foreclosure actions brought in state courts in Wisconsin. In each of these actions, the plaintiff seeks to foreclose on real property owned by one of the Private Partnerships. The Partnerships were named as subordinate lienholders on the properties. It is believed that none of these cases constitute a claim against the individual Public Partnerships. However, if the foreclosures are successful, the Private Partnerships' interest in the underlying real estate may be extinguished, rendering individual obligations to the Partnerships uncollectible. Such a foreclosure has occurred in one instance and is pending in at least one other situation.

The Partnership is also pursuing collection actions against former tenants of the Partnership and/or guarantors of former tenants of the Partnership arising from defaults on their leases. Although the Partnership believes its claims are valid, it is currently unknown whether the Partnerships will receive favorable verdicts or whether any such verdicts will ultimately prove collectible.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Listing of Exhibits:

     28.0 Correspondence to the Limited Partners dated May 15, 1996, regarding the First Quarter 1996 distribution.

(b)  Report on Form 8-K:

     The Registrant filed no reports on Form 8-K during the first quarter of fiscal year 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP



By:  The Provo Group, Inc., General Partner



By:  __________________________________________________
     Bruce A. Provo, President


Date:  May 14, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:  The Provo Group, Inc., General Partner



By:  __________________________________________________
     Bruce A. Provo, President


Date:  May 14, 1996



By:  __________________________________________________
     Kristin J. Atkinson
     Vice President - Finance and Administration


Date:  May 14, 1996

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP


By:  The Provo Group, Inc., General Partner



By:  /s/Bruce A. Provo
     ---------------------------------------------
     Bruce A. Provo, President


Date:  May 14, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:  The Provo Group, Inc., General Partner



By:  /s/Bruce A. Provo
     ---------------------------------------------
     Bruce A. Provo, President


Date:  May 14, 1996



By:  /s/Kristin J. Atkinson
     --------------------------------------------
     Kristin J. Atkinson
     Vice President - Finance and Administration


Date:  May 14, 1996