Form 10-Q
period 1996-06-30
DIVALL INCOME PROPERTIES 3 L P
filed 1996-08-13
CIK 858715

                                   FORM 10-Q

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended     June 30, 1996
                                        ---------------------

                                                   OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________________ to _________________


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X   No________

                        PART I - FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS

                DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP


                                BALANCE SHEETS


                      JUNE 30, 1996 AND DECEMBER 31, 1995
                      -----------------------------------


                                    ASSETS

                                                                        (Unaudited)
                                                                          June 30,    December 31,
                                                                            1996          1995
                                                                        ------------  -------------
INVESTMENT PROPERTIES:  (NOTE 3)
     Land                                                               $ 2,085,836    $ 2,085,836
     Buildings and improvements                                           3,766,226      3,766,226
     Accumulated depreciation                                              (703,102)      (644,443)
                                                                        -----------    -----------
          Net investment properties                                       5,148,960      5,207,619
                                                                        -----------    -----------
NET INVESTMENT IN DIRECT FINANCING LEASES: (NOTE 7)                         786,814        976,461
                                                                        -----------    -----------
OTHER ASSETS:

     Cash and cash equivalents                                              513,155        312,290
     Cash restricted for real estate taxes                                    2,604         42,799
     Cash held in Indemnification Trust (NOTE 10)                           269,245        242,725
     Restoration escrow account                                             841,181              0
     Rents and other receivables (net of allowance of $45,730 in 1995)       50,679         27,955
     Due from current General Partner                                             0            792
     Deferred rent receivable                                                42,557         42,904
     Notes receivable                                                        59,951         79,001
     Prepaid assets                                                           1,827          1,902
                                                                        -----------    -----------

          Total other assets                                              1,781,199        750,368
                                                                        -----------    -----------

DUE FROM FORMER AFFILIATES: (NOTE 2)

     Due from former general partner affiliates                           2,271,247      4,084,424
     Allowance for uncollectible amounts due from former affiliates      (2,271,247)    (3,017,285)
     Restoration cost receivable                                          4,184,137      3,252,676
     Allowance for uncollectible restoration receivable                  (4,184,137)    (3,252,676)
                                                                        -----------    -----------
          Due from former affiliates, net
                                                                                  0      1,067,139
          Total assets                                                  -----------    -----------

                                                                        $ 7,716,973    $ 8,001,587
                                                                        ===========    ===========

        The accompanying notes are an integral part of these statements.

                DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                       LIABILITIES AND PARTNERS' CAPITAL

                      JUNE 30, 1996 AND DECEMBER 31, 1995
                      -----------------------------------


                                                               (Unaudited)
                                                                 June 30,    December 31,
                                                                   1996          1995
                                                               ------------  -------------

LIABILITIES:

   Accounts payable and accrued expenses                       $    23,450    $   251,948
   Due to affiliated partnerships (NOTE 11)                              0        201,912
   Due to current General Partner                                      884              0
   Security deposits                                                97,491        103,181
   Real estate taxes payable                                             0          3,184
                                                               -----------    -----------

     Total liabilities                                             121,825        560,225
                                                               -----------    -----------

CONTINGENT LIABILITIES:  (NOTE 9)

PARTNER'S CAPITAL:  (NOTES 1, 4 AND 13)

Former general partners -
   Capital contributions                                               200            200
   Cumulative net loss                                            (195,015)      (195,015)
   Cumulative cash distributions                                   (70,676)       (70,676)
   Reallocation of former general partners' deficit
     capital to Limited Partners                                   265,491        265,491
                                                               -----------    -----------

                                                                         0              0
                                                               -----------    -----------

Current General Partner -
   Cumulative net income (loss)                                      6,228          2,425
   Cumulative cash distributions                                    (2,954)        (1,433)
                                                               -----------    -----------

                                                                     3,274            992
                                                               -----------    -----------

Limited Partners (17,102.52 interests outstanding)
   Capital contributions, net of offering costs                 14,408,872     14,408,872
   Cumulative net loss                                          (1,138,523)    (1,515,027)
   Cumulative cash distributions                                (5,412,984)    (5,187,984)
   Reallocation of former general partners' deficit capital       (265,491)      (265,491)
                                                               -----------    -----------

                                                                 7,591,874      7,440,370
                                                               -----------    -----------

          Total partners' capital                                7,595,148      7,441,362
                                                               -----------    -----------

          Total liabilities and partners' capital              $ 7,716,973    $ 8,001,587
                                                               ===========    ===========

       The accompanying notes are an integral part of these statements.

                DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                             STATEMENTS OF INCOME

                                  (UNAUDITED)
                                  -----------

                                                       Three Months Ended        Six Months Ended
                                                             June 30,                June 30,
                                                       -------------------    --------------------
                                                         1996       1995         1996       1995
                                                       ---------  --------    ----------  --------

REVENUES:
     Rental income                                     $173,038   $187,826    $  343,616   $370,552
     Interest income on direct financing leases          23,835     37,209        50,888     54,597
     Interest income                                     19,282     10,976        27,335     40,836
     Other income                                           372        740           649      1,587
     Recovery of amounts previously written off          16,947          0       746,038          0
                                                       --------   --------    ----------   --------
                                                        233,474    236,751     1,168,526    467,572
                                                       --------   --------    ----------   --------
EXPENSES:
     Partnership management fees                         15,450     13,055        30,620     27,330
     Restoration fees                                       678      1,975        53,013      2,467
     Insurance                                            1,378      1,256         2,646      2,288
     General and administrative (NOTE 8)                 16,305     13,065        25,235     22,395
     Advisory Board fees and expenses                     3,647      4,692         8,589     10,328
     Interest                                                 0      1,332             0      3,092
     Professional services                               13,061     16,930        26,248     37,975
     Professional services related to investigation     (67,461)   119,263       583,209    161,462
     Loss on equipment lease                                  0      5,809             0      5,809
     Depreciation                                        29,329     29,329        58,659     58,659
     Amortization                                             0      3,782             0      7,565
                                                       --------   --------    ----------   --------
                                                         12,387    210,488       788,219    339,370
                                                       --------   --------    ----------   --------
NET INCOME                                             $221,087   $ 26,263    $  380,307   $128,202
                                                       ========   ========    ==========   ========
NET INCOME - GENERAL PARTNER                           $  2,211   $    263    $    3,803   $  1,282

NET INCOME - LIMITED PARTNERS                           218,876     26,000       376,504    126,920
                                                       --------   --------    ----------   --------
                                                       $221,087   $ 26,263    $  380,307   $128,202
                                                       ========   ========    ==========   ========
NET INCOME PER LIMITED PARTNERSHIP
INTEREST, based on 17,102.52 interests outstanding     $  12.80   $   1.52    $    22.01   $   7.42
                                                       ========   ========    ==========   ========

        The accompanying notes are an integral part of these statements.

                DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                           STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)
                                   ---------

                                                                         Six Months Ended
                                                                          ----------------
                                                                              June 30,
                                                                             ----------
                                                                          1996        1995
                                                                       ----------   ---------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
  Net income                                                           $  380,307   $ 128,202
  Adjustments to reconcile net income to net cash from (used in)
   operating activities -
    Depreciation and amortization                                          58,659      66,224
    Recovery of amounts previously written off                           (746,038)          0
    Loss on equipment lease                                                     0       5,809
    Interest applied to Indemnification Trust Account                      (6,520)     (6,866)
    (Increase) in rents, other receivables and prepaid assets             (21,857)     (5,446)
    (Increase)/Decrease in deferred rent receivable                           347      (1,967)
    Deposits applied for real estate taxes                                 40,195      43,553
    Increase/(Decrease) in accounts payable and accrued expenses         (228,498)     72,930
    Decrease in security deposits                                          (5,690)          0
    Increase/(Decrease) in due to General Partner                             884        (253)
    (Decrease) in real estate taxes payable                                (3,184)    (43,458)
                                                                       ----------   ---------
          Net cash provided from (used in) operating activities
                                                                         (531,395)    258,728
                                                                       ----------   ---------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Principal payments received on direct financing leases                  189,647     174,153
  Deposit to Indemnification Trust Account                                (20,000)    (50,000)
  Deposit to restoration escrow account                                  (841,181)          0
  Recoveries from former affiliates                                     1,813,177      61,663
  Proceeds from land easement                                                   0      17,000
  Principal receipts from note                                             19,050      47,356
                                                                       ----------   ---------
           Net cash provided from investing activities
                                                                        1,160,693     250,172
                                                                       ----------   ---------
CASH FLOWS (USED IN) FINANCING ACTIVITIES:
  Principal payments on mortgage note                                           0     (61,908)
  Payments of amounts due to affiliated partnerships                     (201,912)    (59,196)
  Cash distributions to General Partner                                    (1,521)       (513)
  Cash distributions to Limited Partners                                 (225,000)   (360,000)
                                                                       ----------   ---------
          Net cash (used in) financing activities
                                                                         (428,433)   (481,617)
                                                                       ----------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                             200,865      27,283

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          312,290     382,605
                                                                       ----------   ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $  513,155   $ 409,888
                                                                       ==========   =========

SUPPLEMENTAL DISCLOSURE--cash paid for interest                        $        0   $   3,092
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

The Partnership is currently engaged in the business of owning and operating its investment portfolio (the "Properties") of commercial real estate and recovering the assets misappropriated by the former general partners and their affiliates. The Properties are leased on a triple net basis to, and operated by, franchisors or franchisees of national, regional and local retail chains under long-term leases. The lessees consist of fast-food, family style, and casual/theme restaurants. At June 30, 1996, the Partnership owned seven (7) properties and specialty leasehold improvements for use in all seven (7) of the Properties.

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

2.   REGULATORY INVESTIGATION:
     -------------------------

A preliminary investigation during 1992 by the Office of the Commissioner of Securities for the State of Wisconsin and the Securities and Exchange Commission (the "Investigation") revealed that during at least the three years ended December 31, 1992, the former general partners of the Partnership, Gary J. DiVall ("DiVall") and Paul E. Magnuson ("Magnuson") had transferred substantial cash assets of the Partnership and two affiliated publicly registered partnerships, DiVall Insured Income Fund Limited Partnership ("DiVall 1") and DiVall Insured Income Properties 2 Limited Partnership ("DiVall 2") (collectively the "Partnerships") to various other entities previously sponsored by or otherwise affiliated with DiVall and Magnuson. The unauthorized transfers were in violation of the respective Partnership Agreements and resulted, in part, from material weaknesses in the internal control system of the Partnerships. The aggregate amount of the misappropriation, related costs, and 9% interest accrued since January 1, 1993, is in excess of $13,800,000, of which approximately $6,455,000 has been attributed to the Partnership and is reflected as due from former affiliates on the balance sheet at June 30, 1996. The 9% interest accrued as of June 30, 1996, amounted to approximately $1,902,000 and is not reflected in the accompanying income statement. As of December 31, 1995, $7,337,000 was reflected as due from former affiliates based on an estimated overall misappropriation and related costs of $15,700,000. Permanent Manager Agreement ("PMA") savings, representing cost savings to the Partnerships as a result of the implementation of the PMA, are not credited against the due from former affiliates account on the financial statements of the Partnership.

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

The current General Partner is vigorously pursuing recovery of the misappropriated funds from the various sources and initially estimated an aggregate recovery of $3 million for the Partnerships, of which approximately $1.4 million was allocated to the Partnership. As such, an allowance has been established against amounts due from former general partner affiliates reflecting the current General Partner's best estimate of probable loss from misappropriated amounts. This allowance has been allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation. The amount of the Partnership's allowance was reduced by approximately $746,000 during the first six months of 1996 as a result of recoveries received in excess of the original estimate. Pending resolution of all sources of potential recovery, it is not possible to determine the amount that will ultimately be recovered.

As mentioned above, material weaknesses were identified in the Partnership's internal control structure. The internal control structure was not adequate to assure that all transactions of the Partnership were properly recorded and reflected in the books and records and financial statements of the Partnership. Significant transactions affecting the Partnership were apparently initiated by the former general partners during the three years ended December 31, 1992, which initially either were not recorded on the books and records of the Partnership or were improperly recorded and characterized. Such transactions included unsupported disbursements or improper disbursements under the terms of the Partnership Agreement and the encumbrance of Partnership assets. All such transactions identified during the regulatory Investigation and concurrent reviews have been reflected in the Partnership's financial statements as of June 30, 1996.

3.   INVESTMENT PROPERTIES:
     ----------------------

As of June 30, 1996, the Partnership owned seven (7) fast-food restaurants comprised of: three (3) Hardee's restaurants, one (1) Applebee's restaurant, and three (3) Denny's restaurants. The seven (7) properties are located in five
(5) states.

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

The Partnership's investment properties had been managed by an affiliate of the former general partners pursuant to a management agreement which provided for a fee equal to 1% of gross receipts amounting to approximately $2,000 through February 28, 1993. In addition, the former general partner affiliate was entitled to receive reimbursements of general and administrative costs, either direct or indirect, amounting to approximately $12,000 through February 28, 1993. As a result of the Investigation, the Partnership engaged a third party as Interim Manager in October 1992. The Interim Manager received approximately $19,000 through February 28, 1993, for management services. Subsequent to the appointment of the Permanent Manager, effective February 8, 1993, these services were being provided by the Permanent Manager for an overall fee equal to 4% of gross receipts, with a maximum reimbursement for office rent and related overhead of $25,000 between the three affiliated Partnerships as provided in the Permanent Manager Agreement ("PMA"). On May 26, 1993, the Permanent Manager, TPG, replaced the former general partners as the new General Partner, as provided for in an amendment to the Partnership Agreement dated May 26, 1993. Pursuant to amendments to the Partnership Agreement, TPG continues to provide management services for the same fee structure as provided in the PMA mentioned above. The minimum management fee and the maximum reimbursement for office rent and overhead have increased annually by the allowable annual Consumer Price Index adjustment per the PMA. For purposes of computing the 4% overall fee, gross receipts includes amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. TPG has received fees from the Partnership totaling $66,424 to date on the amounts recovered, which has been offset against the 4% minimum fee.

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

Aggregate minimum lease payments to be received under the leases for the Partnership's properties are as follows:

                   Year ending December 31,

                                      1996             $   670,900
                                      1997                 742,860
                                      1998                 742,860
                                      1999                 742,860
                                      2000                 742,860
                               Thereafter                7,175,975
                                                        ----------
                                                       $10,818,315
                                                       ===========

Three (3) of the Partnership's properties are leased to a Denny's franchise. Base rent from these properties amounted to approximately 34% of total base rent in 1995.

The original offering document required the Partnership to lease its properties to a single tenant as long as the properties so leased do not constitute; in the aggregate, more than 20% of the aggregate gross proceeds of the offering. As of June 30, 1996, the Partnership has leased two of its properties to Terratron, Inc., which constitute 21% of the aggregate gross proceeds. Due to sales difficulties in the stores leased by Terratron, a one (1) year lease modification was entered into with the tenant, reducing 1996 base rents by approximately $85,000. Additionally, delinquent rents totaling $46,000 were capitalized into a five (5) year note accruing interest at 10% per annum. The amount of the rent capitalized was written off as uncollectible at December 31, 1995.

6.   TRANSACTIONS WITH CURRENT GENERAL PARTNER:
     ------------------------------------------

Amounts paid to the current General Partner for the six months ended June 30, 1996 and 1995, are as follow:

Current General Partner                     Incurred as of  Incurred as of
- - -----------------------                     June 30, 1996   June 30, 1995
                                            --------------  --------------
Management fees                                    $30,620         $27,330
Restoration fees                                    53,013           2,467
Cash distribution                                    1,521             513
Overhead allowance                                   2,552           2,483
Reimbursement for out-of-pocket expenses             4,766           3,141
                                                   -------         -------
                                                   $92,472         $35,934
                                                   =======         =======


7.   NET INVESTMENT IN DIRECT FINANCING LEASES:
     ------------------------------------------

The net investment in direct financing leases, which includes the Partnership's specialty leasehold improvement leases, is comprised of the following as of June 30, 1996:

          Minimum lease payments receivable                 $ 877,282

          Estimated residual values of leased
           property (non-recourse)                             47,356

          Less - Unearned income                             (137,824)
                                                            ----------

            Net investment in direct financing leases        $786,814
                                                            ==========

Scheduled future minimum lease payments are as follows:

                         Year ending
                        December 31,
                                1996       $202,807
                                1997        312,561
                                1998        225,470
                                1999        183,800
                                           --------
                                           $924,638
                                           ========

During 1995, it was determined that the residual amounts of the leases were overstated. Accordingly, a write-down of residual amounts to their estimated net realizable values was recorded. The total amount of the write-down was approximately $96,000.

8.   GENERAL AND ADMINISTRATIVE EXPENSES:
     ------------------------------------

For the periods ended June 30, 1996 and 1995, general and administrative expenses incurred by the Partnership were as follows:


                        Three Months Ended June 30,    Six Months Ended June 30,
                        ---------------------------    -------------------------
                             1996         1995             1996         1995
                            ------       ------           ------       ------

Communication costs        $12,383      $10,133          $17,033      $15,221
Overhead allowance           1,288        1,252            2,552        2,483
Income tax expense           1,065            0            1,065        1,725
Other administration         1,569        1,680            4,585        2,966
                           -------      -------          -------      -------
                           $16,305      $13,065          $25,235      $22,395
                           =======      =======          =======      =======

9.   CONTINGENT LIABILITIES:
     ----------------------

According to the Partnership Agreement, as amended, the current General Partner may receive a disposition fee not to exceed 3% of the contract price of the sale of investment properties. Fifty percent (50%) of all such disposition fees earned by the current General Partner is to be escrowed until the aggregate amount of recovery of the funds misappropriated from the Partnerships by the former general partners is greater than $4,500,000. Upon reaching such recovery level, full disposition fees will thereafter be payable and fifty percent (50%) of the previously escrowed amounts will be paid to the current General Partner. At such time as the recovery exceeds $6,000,000 in the aggregate, the remaining escrowed disposition fees shall be paid to the current General Partner. If such levels of recovery are not achieved, the current General Partner will contribute the amounts escrowed towards the recovery. In lieu of an escrow, 50% of all such disposition fees have been paid directly to the restoration account and then distributed among the three Partnerships. After exceeding the $4,500,000 recovery level during March 1996, 50% of the amounts previously escrowed was refunded to the current General Partner. The remaining amount allocated to the Partnerships may be owed to the current General Partner if the $6,000,000 recovery level is met. As of June 30, 1996, the Partnership may owe the current General Partner $18,862, which is currently reflected as a recovery, if the $6,000,000 recovery level is achieved.

10.  PMA INDEMNIFICATION TRUST:
     --------------------------

The Permanent Manager Agreement ("PMA") provides that the Permanent Manager will be indemnified from any claims or expenses arising out of or relating to the Permanent Manager serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by the Permanent Manager. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership's creditors. An Indemnification Trust ("Trust") serving such purposes has been established at United Missouri Bank, N.A. The Trust has been fully funded with Partnership assets as of June 30, 1996. Funds are invested in U.S. Treasury securities. In addition, interest totaling $19,245 has been credited to the Trust as of June 30, 1996. The rights of the Permanent Manager to the Trust shall be terminated upon the earliest to occur of the following events: (I) the written release by the Permanent Manager of any and all interest in the Trust;
(ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against the Permanent

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

Recoveries realized by the Partnerships are being distributed to each respective partnership on the same basis as the restoration costs are currently being allocated, adjusted for any future changes in the entire misappropriation, as a result of the continuing investigation. Any available recovery funds are being utilized first to satisfy amounts due other partnerships for amounts advanced under prior allocation methods. As of June 30, 1996, the Partnerships recovered a total of approximately $4,577,000 from the former general partners and their affiliates, accountants and attorneys. Of this amount, the Partnership received its pro-rata share in the amount of $2,134,000. Additionally, $40,347, representing 25% of all disposition fees earned by the General Partner, have been paid to the recovery. Of that amount, $18,862 was allocated to the Partnership and is contingently payable to the General Partner upon achievement of the final recovery level as described in Note 10.

The PMA contemplated that the Permanent Manager could establish a separate and distinct Restoration Trust Fund which would hold all recoveries until a final independent adjudication by a court of competent jurisdiction or vote of the Limited Partners ratified the allocation of proceeds to each respective partnership. Management has concluded that a fair and reasonable interim accounting for recovery proceeds can be accomplished at the partnership level in a manner similar to restoration costs which are paid directly by the Partnerships. Management reserves the right to cause the final allocation of such costs and recoveries to be determined either by a vote of the Limited Partners or a court of competent jurisdiction. Potential sources of recoveries include third-party litigation, promissory notes, land contracts, and personal assets of the former general partners and their affiliates.

On March 24, 1994, an affiliated partnership, DiVall 1, filed a complaint in the United States District Court for the Western District of Missouri against Boatmen's First National Bank of Kansas City ("Boatmen's) seeking a declaratory judgment that Boatmen's has no right or interest in a promissory note executed in the name of DiVall 1 by the former general partners (the "Note") secured by mortgages on five DiVall 1 properties, and further seeking an injunction against foreclosure proceedings instituted against a DiVall 1 property located in Dallas,

Texas under a first deed of trust and security agreement given to secure the Note (the "Foreclosure"). The former general partners borrowed $600,000 during or before 1991 from Metro North State Bank (now Boatmen's). The proceeds of the Note were not received by DiVall 1. As of June 30, 1996, DiVall 1 had not paid debt service on the Note. DiVall 1 received a notice of default on the Note in October 1993, and the Foreclosure Action was filed in February 1994. As of June 30, 1996, interest in the amount of $200,000 had accrued but was unpaid on the Note. Interest is accrued at the face rate of the Note. If DiVall 1 loses the case against Boatmen's, additional interest totaling approximately $218,000, representing the default rate of interest may be due. Boatmen's has agreed to stay its foreclosure proceedings pending the outcome of the litigation. Boatmen's answered the complaint and filed a motion for summary judgment to which DiVall 1 responded. The District Court granted Boatmen's motion for summary judgement. DiVall 1 appealed and the Eighth Circuit Court of Appeals reversed the District Court's ruling. The case was sent back to the District Court for further discovery and trial. Pursuant to the Restoration Trust Account procedures described above, all of the Partnerships are sharing the expenses of this litigation and any recoveries resulting effectively from the partial or full cancellation of the alleged indebtedness will be allocated among the three Partnerships on the same basis as the restoration costs are currently being allocated.

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

Plans of reorganization have been filed in some of the bankruptcies, and settlement agreements in many of the Private Partnerships have been reached. Settlements in eighteen (18) of the bankruptcies to date have resulted in cash payments to the Partnerships of a total of $573,000 and notes secured by subordinated mortgages in the aggregate amount of $625,000. The Partnership is continuing to vigorously defend its interests in the remaining bankruptcies.

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

14.  SUBSEQUENT EVENTS:
     ------------------

On August 15, 1996, the Partnership made a distribution to the Limited Partners for the Second Quarter 1996 of $1,125,000 amounting to approximately $65.78 per limited partnership interest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES:
- - --------------------------------

INVESTMENT PROPERTIES AND NET INVESTMENT IN DIRECT FINANCING LEASES
- - -------------------------------------------------------------------

The investment properties, including equipment held by the Partnership at June 30, 1996, were originally purchased at a price, including acquisition costs, of approximately $5,869,000.

The net investment in direct financing leases, which includes the Partnership's specialty leasehold improvement leases, amounted to $787,000 at June 30, 1996, compared to $976,000 at December 31, 1995. The decrease of $189,000 was a result of principal and residual payments received during the quarter.

OTHER ASSETS
- - ------------

Cash and cash equivalents, including cash restricted for real estate taxes and the restoration escrow held by the Partnership, were $1,356,940 at June 30, 1996, compared to $355,000 at December 31, 1995. The Partnership designated cash of $1,125,000 to fund the Second Quarter 1996 distributions to Limited Partners; $90,000 for the payment of accounts payable and accrued expenses; and the remainder represents reserves deemed necessary to allow the Partnership to operate normally. Cash generated through the operations of the Partnership's investment properties, sales of investment properties, and any recoveries of misappropriated funds by the former general partners will provide the sources for future fund liquidity and Limited Partner distributions.

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

DUE FROM FORMER AFFILIATES, ALLOWANCE FOR UNCOLLECTIBLE AMOUNTS DUE FROM FORMER AFFILIATES AND DUE TO AFFILIATED PARTNERSHIPS

Due from former affiliates represented misappropriated assets due from the former general partners and their affiliates in the amount of $2,271,000 at June 30, 1996. The receivable decreased from December 31, 1995, due to $1,813,000 of recoveries received from the former general partners and their affiliates, including the settlement received in the litigation against the Partnerships' former accountants and attorneys.

The Partnership maintains a record of costs incurred in identifying or recovering the misappropriated assets. These amounts are expensed when incurred, and then recorded on the balance sheet as a restoration cost receivable with a corresponding allowance for such receivable deemed uncollectible. These costs are considered due from the former general partners and their affiliates. Interest has been accrued on the misappropriated funds since January 1, 1993, at a rate of 9% per annum and has been included in the restoration cost receivable. The receivable increased from approximately $3,253,000 at December 31, 1995 to $4,184,000 at June 30, 1996, and includes $1,902,000 of cumulative accrued interest.

The current General Partner is vigorously pursuing recovery of the misappropriated funds from the various sources, and initially estimated an aggregate recovery of $3 million for the Partnerships, of which approximately $1.4 million was allocated to the Partnership. As such, an allowance was established against amounts due from the former general partners and their affiliates reflecting the current General Partner's original estimate of probable loss from misappropriated amounts. This allowance was allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation. The amount of the Partnership's allowance was reduced by approximately $746,000 during the first six months of 1996, due to recoveries received in excess of the original estimate.

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

As a result of the misappropriation and material weaknesses in the internal control structure of the Partnership prior to February 8, 1993, there can be no assurance that all transactions recorded by the Partnership prior to February 8, 1993, were appropriate transactions of the Partnership and properly reflected in the accompanying financial statements of the Partnership or that all transactions of the Partnership prior to February 8, 1993, including improper and unsupported transactions, have been identified and reflected in the accompanying financial statements of the Partnership as of June 30, 1996.

LIABILITIES
- - -----------

Accounts payable and accrued expenses at June 30, 1996, in the amount of $23,000, primarily represented the accrual of legal and auditing fees.

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

Cash distributions paid to the Limited Partners and to the General Partner during 1996, of $225,000 and $1,521, respectively, have also been made in accordance with the amended Partnership Agreement. The Second Quarter 1996 distribution of $1,125,000 was paid to the Limited Partners on August 15, 1996.

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

The Partnership reported net income for the quarter ended June 30, 1996, in the amount of $221,000 compared to net income for the quarter ended June 30, 1995 of $26,000. For the six months ended June 30, 1996 and 1995, net income totaled $380,000 and $128,000, respectively. Results for both years were less than would be expected from "normal" operations, primarily because of costs associated with misappropriation of assets by the former general partners and their affiliates. These costs increased significantly during the First Quarter of 1996 as the lawsuit against the former general partner accountants and attorneys got closer to trial and as a result of contingent fee payments made upon settlements of the litigation. These costs decreased during the Second Quarter of 1996 due to the settlement of the litigation.

REVENUES
- - --------

Total revenues were $233,000, and $237,000, for the quarters ended June 30, 1996, and 1995, respectively, and were $1,169,000 and $468,000 for the six months ended June 30, 1996 and 1995, respectively. The increase in income in 1996 is attributable to the recovery of amounts from the Partnerships' former accountants and attorneys which had been previously been written-off.

Total revenues, should approximate $750,000 annually or $187,000 quarterly, based on leases currently in place. Future revenues may decrease with tenant defaults and/or sales of Partnership properties. They may also increase with additional rents due from tenants, if those tenants experience sales levels which require the payment of additional rent to the Partnership. The decrease from 1995 to projected 1996 levels is primarily a result of the one (1) year lease modification entered into with Terratron, the tenant of two (2) of the Partnership's Hardee's restaurants.

EXPENSES
- - --------

For the quarters ended June 30, 1996 and 1995, cash expenses amounted to approximately -7% and 72% of total revenues, respectively. For the six months ended June 30, 1996 and 1995, cash expenses totaled approximately 62% and 57%, respectively. Total expenses, including non-cash items, amounted to 5% and 89% of total revenues for the quarters ended June 30, 1996 and 1995, respectively, and 67% and 73% for the six months ended June 30, 1996 and 1995. Items negatively impacting expenses are expenses incurred primarily in relation to the misappropriation of assets by the former general partners and their affiliates. The reversal of an over accrual of these expenses favorably impacted the Second Quarter of 1996 results.

For the six months ended June 30, 1996 and 1995, expenses incurred in relation to the misappropriated assets amounted to $583,000 and $161,000, respectively. These costs increased significantly during the First Quarter of 1996 due to the payment of contingent fees and litigation expenses in relation to the settlement of litigation against the Partnerships' former accountants and attorneys. Future expenses incurred in relation to the misappropriation should have a minimal impact on the Partnership.

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

Plans of reorganization have been filed in some of the bankruptcies, and settlement agreements in many of the Private Partnerships have been reached. Settlements in eighteen (18) of the bankruptcies to date have resulted in cash payments to the Partnerships of a total of $573,000 and notes secured by subordinated mortgages in the aggregate amount of $625,000. The Partnership is continuing to vigorously defend its interests in the remaining bankruptcies.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Listing of Exhibits:

     28.0 Correspondence to the Limited Partners dated August 15, 1996, regarding the Second Quarter 1996 distribution.

(b)  Report on Form 8-K:

     The Registrant filed no reports on Form 8-K during the second quarter of fiscal year 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP



By:    The Provo Group, Inc., General Partner



By:    _________________________________
       Bruce A. Provo, President


Date:  August 14, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:    The Provo Group, Inc., General Partner



By:    _________________________________
       Bruce A. Provo, President


Date:  August 14, 1996



By:    _________________________________
       Kristin J. Atkinson
       Vice President - Finance and Administration


Date:  August 14, 1996

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP


By:  The Provo Group, Inc., General Partner



By:  /s/Bruce A. Provo
     -----------------------------------
     Bruce A. Provo, President


Date:  August 14, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:  The Provo Group, Inc., General Partner



By:  /s/Bruce A. Provo
     -----------------------------------
     Bruce A. Provo, President


Date:  August 14, 1996



By:  /s/Kristin J. Atkinson
     -----------------------------------
     Kristin J. Atkinson
     Vice President - Finance and Administration


Date:  August 14, 1996

                           [LOGO OF THE PROVO GROUP]


August 15, 1996



RE:    SECOND QUARTER 1996 CORRESPONDENCE
       DIVALL INCOME PROPERTIES 3, L.P. (THE "PARTNERSHIP")


Dear Limited Partner:


                         ------------------------------

                         SECOND QUARTER 1996 HIGHLIGHTS


 . The Wisconsin ATTORNEY GENERAL'S Office is SEEKING investor INPUT before sentencing Gary J. DiVall and Paul E. Magnuson. (See enclosed correspondence from the Office of Crime Victim Services.)

 . "NET" settlement PROCEEDS from the Quarles & Brady and Ernst & Young lawsuit were DISTRIBUTED this quarter. (See "Statements of Income and Cash Flow Highlights" below.)

 . Unauthorized "THIRD-PARTY" solicitations causing investor concern.
                       (See Questions & Answers below.)

                         ------------------------------

                 SECOND QUARTER 1996 "DISTRIBUTION" HIGHLIGHTS


 . 10.3% (approx.) annualized return from operations and other sources and 7.1%
  (approx.) non-annualized return of capital from distributed "net" settlement dollars based on $11,599,000 ("net" remaining initial investment).

 . $65.78 per unit (approx.) for the SECOND QUARTER 1996 from both cash flow from
                                                             ----
  operations and "net" cash activity from financing and investing activities.

 . $1,125,000 "total" amount distributed for the SECOND QUARTER 1996 which was $950,000 more than budgeted, primarily due to the disbursement of "net" settlement dollars.

 . $461.00 "total" per unit (approx.) distributed SINCE INCEPTION from both cash
                                                                      ----
  flow from operations and "net" cash activity from financing and investing activities. (NOTE: ORIGINAL UNITS WERE PURCHASED FOR $1,000/UNIT.)

                           [LOGO OF THE PROVO GROUP]


DIVALL INCOME PROPERTIES 3, L.P.
August 15, 1996
Page 2


                        ------------------------------

                 STATEMENTS OF INCOME AND CASH FLOW HIGHLIGHTS


 . 23% increase in TOTAL OPERATING REVENUE from projections.

 . $826,000 total "NET" SETTLEMENT DOLLARS from the Quarles & Brady and Ernst &
  Young lawsuit were distributed for the quarter ended June 30, 1996.

 . 5% increase in TOTAL OPERATING EXPENSES from projections.

 . $122,000 reversal of RESTORATION COSTS which were previously accrued for the Partnership.

                        ------------------------------

                              PROPERTY HIGHLIGHTS

                                   VACANCIES
                                   ---------

                  .  There were no vacancies at June 30, 1996.
                                --

                             OTHER PROPERTY MATTERS
                             ----------------------

 . Terratron, Inc., tenant of the HARDEE'S RESTAURANTS IN WISCONSIN, was current on its monthly rental payments; however, they continue to experience difficulties with their CATCH-UP rental payments due the Partnership.

                        ------------------------------

                            RESTORATION HIGHLIGHTS


 . Recoveries received during the SECOND QUARTER 1996 totalled $16,900 (approx.)
  for the Partnership.

 . As previously communicated, the Partnership is in the discovery stage prior to the trial against BOATMEN'S First National Bank of Kansas City. The TRIAL has been scheduled for MARCH of 1997.

 . "Total" recoveries received TO DATE for the Partnership amount to approximately $2,153,000.

 . The Partnership continues to monitor and negotiate the remaining settlements as they arise with the DiVall "PRIVATE" Partnerships.

DIVALL INCOME PROPERTIES 3, L.P.
August 15, 1996
Page 3


                        ------------------------------

                               RETURN OF CAPITAL

The following table has been updated to illustrate the breakdown of distributions since the Partnership's first quarterly distribution, for the period ended September 30, 1990 through June 30, 1996.

================================================================================

                                               DISTRIBUTION    CAPITAL
                                               ------------    -------
                                               ANALYSIS        BALANCE
                                               --------        -------
Original Capital Balance                           -           $17,102,520
Cash Flow From Operations Since Inception      $1,034,384          -
Total Distributions Since Inception            (6,537,983)         -
                                               ----------

(Return) of Capital                            $(5,503,599)     (5,503,599)
                                               ===========      ----------

"NET" REMAINING INITIAL INVESTMENT
      BY ORIGINAL PARTNERS                         -           $11,598,921
                                                               ===========
================================================================================

    (NOTE: For a more individualized discussion of return of capital contact
           Investor Relations.)

                        ------------------------------

                              QUESTIONS & ANSWERS

1. WHAT IS THE "CURRENT" VALUE OF MY INVESTMENT IN THE PARTNERSHIP?

   . According to the Partnership Agreement, we are required to provide valuation information annually which was approximately $440 per unit at December 31, 1995.

      It is important to understand, however, that your investment value will most likely diminish whenever "original" capital is returned to you. For example, this quarter's distribution included "net" settlement proceeds which is considered return of capital. The overall impact of this $48.31 (approx.) per unit amount (reflective of "net" settlement dollars) on 1996's valuation will not be determined until early 1997.

2. HAS THERE BEEN ANY DECISION MADE REGARDING THE PARTNERSHIP'S LIQUIDATION ALTERNATIVES OR THE POSSIBILITY OF REPOSITIONING ITS ASSETS?

   . No decision has been made at this time. The Advisory Board has requested feedback from the investor community to assist in our decision-making process. (See enclosed letter from the Advisory Board.)

DIVALL INCOME PROPERTIES 3, L.P.
August 15, 1996
Page 4


                        ------------------------------

                         QUESTIONS & ANSWERS (CONT'D)


3. WHAT ARE MY "IMMEDIATE" LIQUIDATION OPTIONS FOR INTERESTS IN THE PARTNERSHIP?

   . The only option for immediate liquidation of interests, at this time, is through the secondary market. According to current secondary market trading information provided to management, interests in the Partnership are selling between $300-$365 per unit.

     It is important to note that there has been a recent increase in the frequency of direct "solicitations" of your interests by third parties. Since we do not have control or support these solicitation efforts, we strongly urge you to thoroughly review all your options and understand their motivation -- prior to any liquidation.

     We have NO affiliation with any "third-party" solicitors of your interests; and, as noted above, we do not support any "unsolicited written offers" that you may receive. If you are in receipt of such offers and have questions regarding your investment, we encourage you to contact us.

As always, if you have any questions or need additional information, please
contact Investor Relations at 1-800-547-7686 or 1-608-829-2992.   All written
inquiries may be mailed or faxed to:

                             THE PROVO GROUP, INC.
                             Post Office Box 2137
                        Madison, Wisconsin  53701-2137

                              (FAX 608-829-2996)


Sincerely,
THE PROVO GROUP, INC.


By: /s/ Brenda Bloesch                    By: /s/ Kristin Atkinson
   -----------------------------              ------------------------------
    Brenda Bloesch                             Kristin Atkinson
    Director of Investor Relations             V.P. - Finance and Administration

Enclosures


- - ----------------------------------------------------------------------------------------------------------
                                    DIVALL INCOME PROPERTIES 3 L.P.
                             STATEMENTS OF INCOME AND CASH FLOW CHANGES
                           FOR THE THREE MONTH PERIOD ENDED JUNE 30, 1996
- - ----------------------------------------------------------------------------------------------------------
                                                                      PROJECTED      ACTUAL      VARIANCE
                                                                    --------------------------------------
                                                                         2ND          2ND
                                                                       QUARTER      QUARTER       BETTER
  OPERATING REVENUES                                                   6/30/96       6/30/96      (WORSE)
                                                                    ------------   -----------   ---------
    Rental income                                                       $155,515     $173,038      $17,523
    Direct financing interest                                             23,834       23,836            2
    Interest income                                                        9,973       19,282        9,309
    Recovery of amounts previously written off                                 0       16,947       16,947
    Other income                                                               0          372          372
                                                                    ------------   -----------   ---------
  TOTAL OPERATING REVENUES                                              $189,322     $233,475      $44,153
                                                                    ------------   -----------   ---------

  OPERATING EXPENSES
    Insurance                                                             $1,266       $1,378        ($112)
    Management fees                                                       15,480       15,450           30
    Restoration fees                                                           0          678         (678)
    Overhead allowance                                                     1,293        1,288            5
    Advisory Board                                                         5,250        3,647        1,603
    Administrative                                                        11,351       15,018       (3,667)
    Professional services                                                    340          295           45
    Auditing                                                              12,000        9,525        2,475
    Legal                                                                    900        3,241       (2,341)
    Defaulted tenants                                                        300            0          300
                                                                    ------------   -----------   ---------
  TOTAL OPERATING EXPENSES                                               $48,180      $50,520      ($2,340)
                                                                    ------------   -----------   ---------

  INVESTIGATION AND RESTORATION EXPENSES                                 $54,700     ($67,461)    $122,161
                                                                    ------------   -----------   ---------

  NON-OPERATING EXPENSES
    Depreciation                                                         $29,331      $29,329           $2
                                                                    ------------   -----------   ---------
  TOTAL NON-OPERATING EXPENSES                                           $29,331      $29,329           $2
                                                                    ------------   -----------   ---------

  TOTAL EXPENSES                                                        $132,211      $12,388     $119,823
                                                                    ------------   -----------   ---------

  NET INCOME                                                             $57,111     $221,087     $163,976

  OPERATING CASH RECONCILIATION:                                                                 VARIANCE
                                                                                                 ---------
    Depreciation                                                          29,331       29,329           (2)
    Recovery of amounts previously written off                                 0      (16,947)     (16,947)
    (Increase) Decrease in current assets                                (26,710)     (12,684)      14,026
    Increase (Decrease) in current liabilities                              (115)    (133,102)    (132,987)
    Advance from/(to) future cash flows for current distributions          5,000            0       (5,000)
    Decrease in cash reserved for payables                                     0       75,000       75,000
                                                                    ------------   -----------   ---------
  Net Cash Provided From Operating Activities                            $64,617     $162,683      $98,066
                                                                    ------------   -----------   ---------

CASH FLOWS FROM (USED IN) INVESTING
    AND FINANCING ACTIVITIES
    Payments to affiliated partnerships                                        0            0            0
    Recoveries from former G.P. affiliates                                     0       16,947       16,947
    Principal received on equipment leases                                98,134      106,393        8,259
    Cash disbursed from restoration escrow account                             0      826,160      826,160
    Investment in PMA Indemnity                                                0            0            0
    Principal payments received on notes receivable                       13,089       13,090            1
                                                                    ------------   -----------   ---------
  Net Cash Provided from Investing And Financing
    Activities                                                          $111,223     $962,590     $851,367
                                                                    ------------   -----------   ---------

  Total Cash Flow For Quarter                                           $175,840   $1,125,273     $949,433

  Cash Balance Beginning of Period                                       349,280      481,667      132,387
  Less 1st quarter distributions paid 5/96                              (175,000)    (175,000)           0
  Change in cash reserved for payables or distributions                   (5,000)     (75,000)     (70,000)
                                                                    ------------   -----------   ---------
  Cash Balance End of Period                                            $345,120   $1,356,940   $1,011,820


  Cash reserved for 2nd quarter L.P. distributions                      (175,000)  (1,125,000)    (950,000)
  Cash reserved for future distributions                                       0            0            0
  Cash reserved for payment of payables                                  (36,000)     (90,000)     (54,000)
                                                                    ------------   -----------   ---------
  Unrestricted Cash Balance End of Period                               $134,120     $141,940       $7,820
                                                                    ============   ===========   =========

- - ----------------------------------------------------------------------------------------------------------
                                                                      PROJECTED      ACTUAL      VARIANCE
                                                                    --------------------------------------
* Quarterly Distribution                                                $175,000   $1,125,000     $950,000
  Mailing Date                                                         8/15/96    (enclosed)       -
- - ----------------------------------------------------------------------------------------------------------
* Refer to distribution letter for detail of quarterly distribution.


PROJECTIONS FOR                                                                                 ORIGINAL CAPITAL   $17,102,520
DISCUSSION PURPOSES                      DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP         NET DISTRIBUTION OF
                                                     1996 PROPERTY SUMMARY                        CAPITAL SINCE
                                                AND RELATED ESTIMATED RECEIPTS                    INCEPTION        $ 5,503,599
                                                                                                                   -----------
                                                                                                CURRENT EQUITY     $11,598,921
                                                                                                                   ===========

PORTFOLIO (Note 1)

                                        -----------------------------------
                                                     REAL ESTATE
                                        -----------------------------------
                                                        ANNUAL
- - -----------------------------------                      BASE         %
CONCEPT            LOCATION                 COST         RENT       YIELD
- - -----------------------------------     -----------------------------------
APPLEBEE'S         PITTSBURGH, PA          891,333      116,040     13.02%
      "                   "

DENNY'S            CO SPRINGS, CO          580,183       77,460     13.35%
DENNY'S            ENGLEWOOD, CO           213,211       35,880     16.83%

DENNY'S            SANFORD, FL           1,136,433      140,340     12.35%
      "                    "

HARDEE'S  (3)      ST. FRANCIS,WI        1,194,381      117,000      9.80%
      "                    "

HARDEE'S  (3)      OAK CREEK, WI         1,341,906      117,000      8.72%
      "                    "

HARDEE'S           WAHOO, NE               511,616       68,280      13.35%
- - -----------------------------------     -----------------------------------
PORTFOLIO TOTALS (7 Properties)          5,869,063      672,000      11,45%
- - -----------------------------------     -----------------------------------

                                        --------------------------------------------------
                                                            EQUIPMENT
                                        --------------------------------------------------
                                           LEASE                       ANNUAL
- - -----------------------------------      EXPIRATION                    LEASE        %
CONCEPT            LOCATION                DATE           COST       RECEIPTS     RETURN
- - -----------------------------------     --------------------------------------------------
APPLEBEE'S         PITTSBURGH, PA                       290,469                     0.00%
      "                   "                              58,094                     0.00%

DENNY'S            CO SPRINGS, CO        05/31/97       210,976      53,520        25.37%
DENNY'S            ENGLEWOOD, CO                        210,976                     0.00%

DENNY'S            SANFORD, FL                          263,720                     0.00%
      "                    "             07/31/96        79,116      20,000        25.28%

HARDEE'S  (3)      ST. FRANCIS, WI       12/31/99 (2)   369,688      74,008        20.02%
      "                    "             12/31/99 (2)    84,500      17,852        21.13%

HARDEE'S  (3)      OAK CREEK, WI         12/31/99 (2)   482,078     109,622        22.74%
      "                    "             12/31/99 (2)   105,488      23,987        22.74%

HARDEE'S           WAHOO, NE             06/30/97       290,468      59,140        20.36%
- - -----------------------------------     --------------------------------------------------
PORTFOLIO TOTALS (7 Properties)                       2,445,573     358,129        14.64%
- - -----------------------------------     --------------------------------------------------




                                          -------------------------------
                                                      TOTALS
                                          -------------------------------
                                                                                  TOTAL %
                                                                              ON $11,598,921
- - -----------------------------------                     ANNUAL       %            EQUITY
CONCEPT            LOCATION               COST         RECEIPTS    RETURN          RAISE
- - ---------------------------------------------------------------------------    -------------
APPLEBEE'S         PITTSBURGH, PA       1,239,896        116,040     9.36%
      "                   "

DENNY'S            CO SPRINGS, CO         791,896        130,980    16.56%
DENNY'S            ENGLEWOOD, CO          424,187         35,880     8.46%

DENNY'S            SANFORD, FL          1,479,269        160,040    10.84%
      "                    "

HARDEE'S  (3)      ST. FRANCIS, WI      1,648,569        208,860    12.67%
      "                    "

HARDEE'S  (3)      OAK CREEK,  WI       1,929,472        250,609    12.99%
      "                    "

HARDEE'S           WAHOO, NE              802,084        127,420    15.89%
- - ----------------------------------      ----------------------------------   -----------------
PORTFOLIO TOTALS (7 Properties)         8,314,636      1,030,129    12.39%          8.88%
- - ----------------------------------      ----------------------------------   -----------------

Note 1: This property summary includes only current property and equipment held by the Partnership. Equipment lease receipts shown include a return of capital.

     2: The lease was modified effective January 1, 1996 amortizing the remaining balance over four years at a rate of 10% per annum.

     3: A one-year lease modification was entered into with this tenant, reducing 1996 base rent by approximately $70,000.