Form 10-Q
period 1996-09-30
DIVALL INCOME PROPERTIES 3 L P
filed 1996-11-13
CIK 858715

                                   FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended     September 30, 1996
                                    --------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to ____________

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

     Securities registered pursuant to Section 12(g) of the Act: Limited Partnership Interests

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X   No
                                        ----     -----

                        PART I - FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS

                DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP


                                BALANCE SHEETS


                   SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                   ----------------------------------------


                                    ASSETS

                                                                         (Unaudited)
                                                                        September 30,   December 31,
                                                                            1996            1995
                                                                        -------------   ------------
INVESTMENT PROPERTIES:  (NOTE 3)

     Land                                                                $ 2,085,836     $ 2,085,836
     Buildings and improvements                                            3,766,226       3,766,226
     Accumulated depreciation                                               (732,432)       (644,443)
                                                                         -----------     -----------
          Net investment properties                                        5,119,630       5,207,619
                                                                         -----------     -----------
NET INVESTMENT IN DIRECT FINANCING LEASES: (NOTE 7)                          708,760         976,461
                                                                         -----------     -----------
OTHER ASSETS:
     Cash and cash equivalents                                               532,767         312,290
     Cash restricted for real estate taxes                                     2,593          42,799
     Cash held in Indemnification Trust (NOTE 10)                            273,240         242,725
     Rents and other receivables (net of allowance of $45,730 in 1995)        40,572          27,955
     Due from current General Partner                                              0             792
     Deferred rent receivable                                                 41,828          42,904
     Notes receivable                                                         44,997          79,001
     Prepaid assets                                                              646           1,902
                                                                         -----------     -----------
          Total other assets                                                 936,643         750,368
                                                                         -----------     -----------
DUE FROM FORMER AFFILIATES: (NOTE 2)
     Due from former general partner affiliates                            2,256,287       4,084,424
     Allowance for uncollectible amounts due from former affiliates       (2,256,287)     (3,017,285)
     Restoration cost receivable                                           4,339,079       3,252,676
     Allowance for uncollectible restoration receivable                   (4,339,079)     (3,252,676)
                                                                         -----------     -----------
          Due from former affiliates, net
                                                                                   0       1,067,139
          Total assets                                                   -----------     -----------

                                                                         $ 6,765,033     $ 8,001,587
                                                                         ===========     ===========

       The accompanying notes are an integral part of these statements.

                DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                       LIABILITIES AND PARTNERS' CAPITAL

                   SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                   ----------------------------------------



                                                                (Unaudited)
                                                               September 30,   December 31,
                                                                    1996           1995
                                                               -------------   ------------
LIABILITIES:
  Accounts payable and accrued expenses                          $   41,891     $  251,948
  Due to affiliated partnerships (NOTE 11)                                0        201,912
  Due to current General Partner                                        557              0
  Security deposits                                                  97,491        103,181
  Real estate taxes payable                                          16,158          3,184
                                                                 ----------     ----------
   Total liabilities                                                156,097        560,225
                                                                 ----------     ----------
CONTINGENT LIABILITIES:  (NOTE 9)

PARTNER'S CAPITAL:  (NOTES 1, 4 AND 13)
Former general partners -
   Capital contributions                                                200            200
   Cumulative net loss                                             (195,015)      (195,015)
   Cumulative cash distributions                                    (70,676)       (70,676)
   Reallocation of former general partners' deficit
    capital to Limited Partners                                     265,491        265,491
                                                                 ----------     ----------
                                                                          0              0
                                                                 ----------     ----------
Current General Partner -
   Cumulative net income (loss)                                       7,621          2,425
   Cumulative cash distributions                                     (3,511)        (1,433)
                                                                 ----------     ----------

                                                                      4,110            992
                                                                 ----------     ----------
Limited Partners (17,102.52 interests outstanding)
   Capital contributions, net of offering costs                  14,408,872     14,408,872
   Cumulative net loss                                           (1,000,571)    (1,515,027)
   Cumulative cash distributions                                 (6,537,984)    (5,187,984)
   Reallocation of former general partners' deficit capital        (265,491)      (265,491)
                                                                 ----------     ----------
                                                                  6,604,826      7,440,370
                                                                 ----------     ----------
          Total partners' capital                                 6,608,936      7,441,362
                                                                 ----------     ----------
          Total liabilities and partners' capital                $6,765,033     $8,001,587
                                                                 ==========     ==========

       The accompanying notes are an integral part of these statements.

                 DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME

                                  (UNAUDITED)
                                  -----------

                                                       Three Months Ended           Nine Months Ended
                                                       ------------------           -----------------
                                                         September 30,                September 30,
                                                         -------------                -------------
                                                       1996          1995           1996         1995
                                                      ------        ------         ------       ------
REVENUES:
  Rental income                                      $167,149      $192,557      $  510,765      $563,109
  Interest income on direct financing leases           20,566        33,687          71,454        88,284
  Interest income                                      14,094         5,697          41,429        46,533
  Other income                                            222         1,287             870         2,874
  Recovery of amounts previously written off           18,259             0         764,298             0
                                                     --------      --------      ----------      --------
                                                      220,290       233,228       1,388,816       700,800
                                                     --------      --------      ----------      --------
EXPENSES:
  Partnership management fees                          15,450        14,787          46,070        42,117
  Restoration fees                                        598           243          53,610         2,710
  Insurance                                             1,181         1,281           3,827         3,569
  General and administrative (NOTE 8)                   8,821         8,705          34,056        31,100
  Advisory Board fees and expenses                      4,163         5,087          12,752        15,415
  Interest                                                  0           168               0         3,260
  Professional services                                11,106        12,647          37,354        50,622
  Professional services related to investigation       10,296       150,233         593,505       311,695
  Loss on equipment lease                                   0             0               0         5,809
  Depreciation                                         29,331        29,330          87,990        87,989
  Amortization                                              0             0               0         7,565
                                                     --------      --------      ----------      --------
                                                       80,946       228,481         869,164       561,851
                                                     --------      --------      ----------      --------
NET INCOME                                           $139,344      $ 10,747      $  519,652      $138,949
                                                     ========      ========      ==========      ========

NET INCOME - GENERAL PARTNER                         $  1,393      $    107      $    5,197      $  1,389

NET INCOME - LIMITED PARTNERS                         137,951        10,640         514,455       137,560
                                                     --------      --------      ----------      --------
                                                     $139,344      $ 10,747      $  519,652      $138,949
                                                     ========      ========      ==========      ========
NET INCOME PER LIMITED PARTNERSHIP
 INTEREST, based on 17,102.52 interests
 outstanding                                            $8.07         $0.62          $30.08         $8.04
                                                        =====         =====          ======         =====



       The accompanying notes are an integral part of these statements.

                DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                           STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)



                                                                            Nine Months Ended
                                                                            -----------------
                                                                              September 30,
                                                                              -------------
                                                                            1996        1995
                                                                            ----        ----
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
  Net income                                                             $  519,652   $ 138,949
  Adjustments to reconcile net income to net cash from (used in)
   operating activities -
    Depreciation and amortization                                            87,990      95,554
    Recovery of amounts previously written off                             (764,298)          0
    Loss on equipment lease                                                       0       5,809
    Interest applied to Indemnification Trust Account                       (10,515)     (6,866)
    (Increase) in rents, other receivables and prepaid assets               (10,569)    (27,373)
    (Increase)/Decrease in deferred rent receivable                           1,076      (1,898)
    Deposits applied for real estate taxes                                   40,206      21,588
    Increase/(Decrease) in accounts payable and accrued expenses           (210,057)    113,235
    Decrease in security deposits                                            (5,690)          0
    Increase in due to General Partner                                          557       1,443
    Increase/(Decrease) in real estate taxes payable                         12,974     (21,493)
                                                                         ----------   ---------
          Net cash provided from (used in) operating activities            (338,674)    318,948
                                                                         ----------   ---------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Principal payments received on direct financing leases                    271,000     270,260
  Deposit to Indemnification Trust Account                                  (20,000)    (75,000)
  Recoveries from former affiliates                                       1,828,137      67,740
  Proceeds from land easement                                                     0      17,000
  Principal receipts from note                                               34,004     104,601
                                                                         ----------   ---------
          Net cash provided from investing activities                     2,113,141     384,601
                                                                         ----------   ---------
CASH FLOWS (USED IN) FINANCING ACTIVITIES:
  Principal payments on mortgage note                                             0     (77,740)
  Payments of amounts due to affiliated partnerships                       (201,912)    (65,031)
  Cash distributions to General Partner                                      (2,078)       (556)
  Cash distributions to Limited Partners                                 (1,350,000)   (560,000)
                                                                         ----------   ---------
          Net cash (used in) financing activities                        (1,553,990)   (703,327)
                                                                         ----------   ---------

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                                                220,477         222

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            312,290     382,605
                                                                         ----------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $  532,767   $ 382,827
                                                                         ==========   =========
SUPPLEMENTAL DISCLOSURE--cash paid for interest                          $        0   $   3,260
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

The Partnership is currently engaged in the business of owning and operating its investment portfolio (the "Properties") of commercial real estate and recovering the assets misappropriated by the former general partners and their affiliates. The Properties are leased on a triple net basis to, and operated by, franchisors or franchisees of national, regional and local retail chains under long-term leases. The lessees consist of fast-food, family style, and casual/theme restaurants. At September 30, 1996, the Partnership owned seven (7) properties and specialty leasehold improvements for use in all seven (7) of the Properties.

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

2.   REGULATORY INVESTIGATION:
     -------------------------

A preliminary investigation during 1992 by the Office of the Commissioner of Securities for the State of Wisconsin and the Securities and Exchange Commission (the "Investigation") revealed that during at least the three years ended December 31, 1992, the former general partners of the Partnership, Gary J. DiVall ("DiVall") and Paul E. Magnuson ("Magnuson") had transferred substantial cash assets of the Partnership and two affiliated publicly registered partnerships, DiVall Insured Income Fund Limited Partnership ("DiVall 1") and DiVall Insured Income Properties 2 Limited Partnership ("DiVall 2") (collectively the "Partnerships") to various other entities previously sponsored by or otherwise affiliated with DiVall and Magnuson. The unauthorized transfers were in violation of the respective Partnership Agreements and resulted, in part, from material weaknesses in the internal control system of the Partnerships. The aggregate amount of the misappropriation, related costs, and 9% interest accrued since January 1, 1993, is in excess of $14,000,000, of which approximately $6,595,000 has been attributed to the Partnership and is reflected as due from former affiliates on the balance sheet at September 30, 1996. The 9% interest accrued as of September 30, 1996, amounted to approximately $2,046,000 and is not reflected in the accompanying income statement. As of December 31, 1995, $7,337,000 was reflected as due from former affiliates based on an estimated overall misappropriation and related costs of $15,700,000. Permanent Manager Agreement ("PMA") savings, representing cost savings to the Partnerships as a result of the implementation of the PMA, are not credited against the due from former affiliates account on the financial statements of the Partnership.

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

The current General Partner is vigorously pursuing recovery of the misappropriated funds from the various sources and initially estimated an aggregate recovery of $3 million for the Partnerships, of which approximately $1.4 million was allocated to the Partnership. As such, an allowance has been established against amounts due from former general partner affiliates reflecting the current General Partner's best estimate of probable loss from misappropriated amounts. This allowance has been allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation. The amount of the Partnership's allowance was reduced by approximately $761,000 during the first nine months of 1996 as a result of recoveries received in excess of the original estimate. Pending resolution of all sources of potential recovery, it is not possible to determine the amount that will ultimately be recovered.

As mentioned above, material weaknesses were identified in the Partnership's internal control structure. The internal control structure was not adequate to assure that all transactions of the Partnership were properly recorded and reflected in the books and records and financial statements of the Partnership. Significant transactions affecting the Partnership were apparently initiated by the former general partners during the three years ended December 31, 1992, which initially either were not recorded on the books and records of the Partnership or were improperly recorded and characterized. Such transactions included unsupported disbursements or improper disbursements under the terms of the Partnership Agreement and the encumbrance of Partnership assets. All such transactions identified during the regulatory Investigation and concurrent reviews have been reflected in the Partnership's financial statements as of September 30, 1996.

3.   INVESTMENT PROPERTIES:
     ----------------------

As of September 30, 1996, the Partnership owned seven (7) fast-food restaurants comprised of: three (3) Hardee's restaurants, one (1) Applebee's restaurant, and three (3) Denny's restaurants. The seven (7) properties are located in five
(5) states.

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

The Partnership's investment properties had been managed by an affiliate of the former general partners pursuant to a management agreement which provided for a fee equal to 1% of gross receipts amounting to approximately $2,000 through February 28, 1993. In addition, the former general partner affiliate was entitled to receive reimbursements of general and administrative costs, either direct or indirect, amounting to approximately $12,000 through February 28, 1993. As a result of the Investigation, the Partnership engaged a third party as Interim Manager in October 1992. The Interim Manager received approximately $19,000 through February 28, 1993, for management services. Subsequent to the appointment of the Permanent Manager, effective February 8, 1993, these services were being provided by the Permanent Manager for an overall fee equal to 4% of gross receipts, with a maximum reimbursement for office rent and related overhead of $25,000 between the three affiliated Partnerships as provided in the Permanent Manager Agreement ("PMA"). On May 26, 1993, the Permanent Manager, TPG, replaced the former general partners as the new General Partner, as provided for in an amendment to the Partnership Agreement dated May 26, 1993. Pursuant to amendments to the Partnership Agreement, TPG continues to provide management services for the same fee structure as provided in the PMA mentioned above. The minimum management fee and the maximum reimbursement for office rent and overhead have increased annually by the allowable annual Consumer Price Index adjustment per the PMA. For purposes of computing the 4% overall fee, gross receipts includes amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. TPG has received fees from the Partnership totaling $67,022 to date on the amounts recovered, which has been offset against the 4% minimum fee.

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

The original offering document required the Partnership to lease its properties to a single tenant as long as the properties so leased do not constitute; in the aggregate, more than 20% of the aggregate gross proceeds of the offering. As of September 30, 1996, the Partnership has leased two of its properties to Terratron, Inc., which constitute 21% of the aggregate gross proceeds. Due to sales difficulties in the stores leased by Terratron, a one (1) year lease modification was entered into with the tenant, reducing 1996 base rents by approximately $85,000. Additionally, delinquent rents totaling $46,000 were capitalized into a five (5) year note accruing interest at 10% per annum. The amount of the rent capitalized was written off as uncollectible at December 31, 1995. During September 1996, management began negotiating new leases with Hardee's Food Systems, Inc., whereby all payments due from Terratron for 1996 under their modified lease terms would be received. Management anticipates execution of these leases during the Fourth Quarter of 1996.

6.   TRANSACTIONS WITH CURRENT GENERAL PARTNER:
     ------------------------------------------

Amounts paid to the current General Partner for the nine months ended September 30, 1996 and 1995, are as follow:

Current General Partner                 Incurred as of      Incurred as of
-----------------------               September 30, 1996  September 30, 1995
                                      ------------------  ------------------

Management fees                        $ 46,070            $42,117
Restoration fees                         53,610              2,710
Cash distribution                         2,078                556
Overhead allowance                        3,839              3,736
Reimbursement for out-of-pocket
  expenses                                6,863              7,537
                                       --------            -------
                                       $112,460            $56,656
                                       ========            =======


7.   NET INVESTMENT IN DIRECT FINANCING LEASES:
     ------------------------------------------

The net investment in direct financing leases, which includes the Partnership's specialty leasehold improvement leases, is comprised of the following as of September 30, 1996:

       Minimum lease payments receivable                 $ 778,662
       Estimated residual values of leased
         property (non-recourse)                            47,356

       Less - Unearned income                             (117,258)
                                                         ---------

        Net investment in direct financing leases        $ 708,760
                                                         =========

Scheduled future minimum lease payments are as follows:

               Year ending
               December 31,
                       1996          $104,187
                       1997           312,561
                       1998           225,470
                       1999           183,800
                                     --------
                                     $826,018
                                     ========

During 1995, it was determined that the residual amounts of the leases were overstated. Accordingly, a write-down of residual amounts to their estimated net realizable values was recorded. The total amount of the write-down was approximately $96,000.

8.   GENERAL AND ADMINISTRATIVE EXPENSES:
     ------------------------------------

For the periods ended September 30, 1996 and 1995, general and administrative expenses incurred by the Partnership were as follows:

                                 Three Months Ended       Nine Months Ended
                                 ------------------       -----------------
                                   September 30,            September 30,
                                   -------------            -------------
                                 1996          1995       1996         1995
                                ------        ------     ------       ------
Communication costs             $5,825        $5,833     $22,858      $21,054
Overhead allowance               1,287         1,252       3,839        3,736
Income tax expense                   0             0       1,065        1,725
Other administration             1,709         1,619       6,294        4,585
                                ------        ------     -------      -------
                                $8,821        $8,705     $34,056      $31,100
                                ======        ======     =======      =======

9.   CONTINGENT LIABILITIES:
     ----------------------

According to the Partnership Agreement, as amended, the current General Partner may receive a disposition fee not to exceed 3% of the contract price of the sale of investment properties. Fifty percent (50%) of all such disposition fees earned by the current General Partner is to be escrowed until the aggregate amount of recovery of the funds misappropriated from the Partnerships by the former general partners is greater than $4,500,000. Upon reaching such recovery level, full disposition fees will thereafter be payable and fifty percent (50%) of the previously escrowed amounts will be paid to the current General Partner. At such time as the recovery exceeds $6,000,000 in the aggregate, the remaining escrowed disposition fees shall be paid to the current General Partner. If such levels of recovery are not achieved, the current General Partner will contribute the amounts escrowed towards the recovery. In lieu of an escrow, 50% of all such disposition fees have been paid directly to the restoration account and then distributed among the three Partnerships. After exceeding the $4,500,000 recovery level during March 1996, 50% of the amounts previously escrowed was refunded to the current General Partner. The remaining amount allocated to the Partnerships may be owed to the current General Partner if the $6,000,000 recovery level is met. As of September 30, 1996, the Partnership may owe the current General Partner $18,862, which is currently reflected as a recovery, if the $6,000,000 recovery level is achieved.

10.  PMA INDEMNIFICATION TRUST:
     --------------------------

The Permanent Manager Agreement ("PMA") provides that the Permanent Manager will be indemnified from any claims or expenses arising out of or relating to the Permanent Manager serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by the Permanent Manager. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership's creditors. An Indemnification Trust ("Trust") serving such purposes has been established at United Missouri Bank, N.A. The Trust has been fully funded with Partnership assets as of September 30, 1996. Funds are invested in U.S. Treasury securities. In addition, interest totaling $23,240 has been credited to the Trust as of September 30, 1996. The rights of the Permanent Manager to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by the Permanent Manager of any and all interest in the

Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against the Permanent Manager and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that the Permanent Manager shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

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

Recoveries realized by the Partnerships are being distributed to each respective partnership on the same basis as the restoration costs are currently being allocated, adjusted for any future changes in the entire misappropriation, as a result of the continuing investigation. Any available recovery funds are being utilized first to satisfy amounts due other partnerships for amounts advanced under prior allocation methods. As of September 30, 1996, the Partnerships recovered a total of approximately $4,609,000 from the former general partners and their affiliates, accountants and attorneys. Of this amount, the Partnership received its pro-rata share in the amount of $2,149,000. Additionally, $40,347, representing 50% of all previously escrowed disposition fees earned by the General Partner, is reflected as a recovery. Of that amount, $18,862 was allocated to the Partnership and is contingently payable to the General Partner upon achievement of the final recovery level as described in
Note 9.

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

On March 24, 1994, an affiliated partnership, DiVall 1, filed a complaint in the United States District Court for the Western District of Missouri against Boatmen's First National Bank of Kansas City ("Boatmen's) seeking a declaratory judgment that Boatmen's has no right or interest in a promissory note executed in the name of DiVall 1 by the former general partners (the "Note") secured by mortgages on five DiVall 1 properties, and further seeking an injunction against foreclosure proceedings instituted against a DiVall 1 property located in Dallas, Texas under a first deed of trust and security agreement given to secure the Note (the "Foreclosure"). The former general partners borrowed $600,000 during or before 1991 from Metro North State Bank (now Boatmen's). The proceeds of the Note were not received by DiVall 1. As of September 30, 1996, DiVall 1 had not paid debt service on the Note.
DiVall 1 received a notice of default on the Note in October 1993, and the Foreclosure Action was filed in February 1994. As of September 30, 1996, interest in the amount of $213,000 had accrued but was unpaid on the Note. Interest is accrued at the face rate of the Note. If DiVall 1 loses the case against Boatmen's, additional interest totaling approximately $232,000, representing the default rate of interest may be due. Boatmen's has agreed to stay its foreclosure proceedings pending the outcome of the litigation. Boatmen's answered the complaint and filed a motion for summary judgment to which DiVall 1 responded. The District Court granted Boatmen's motion for summary judgement. DiVall 1 appealed and the Eighth Circuit Court of Appeals reversed the District Court's ruling. The case was sent back to the District Court for further discovery and trial. Pursuant to the Restoration Trust Account procedures described above, all of the Partnerships are sharing the expenses of this litigation and any recoveries resulting effectively from the partial or full cancellation of the alleged indebtedness will be allocated among the three Partnerships on the same basis as the restoration costs are currently being allocated.

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

Plans of reorganization have been filed in some of the bankruptcies, and settlement agreements in many of the Private Partnerships have been reached. Settlements in eighteen (18) of the bankruptcies to date have resulted in cash payments to the Partnerships of a total of $580,000 and notes secured by subordinated mortgages in the aggregate amount of $625,000. Two of the settlement notes have subsequently been sold for a total of $50,000, and an option has been granted to purchase the
remaining note for $125,000.   The Partnership is continuing to vigorously
defend its interests in the remaining bankruptcies.

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

14.  SUBSEQUENT EVENTS:
     ------------------

On November 15, 1996, the Partnership made a distribution to the Limited Partners for the Third Quarter 1996 of $300,000 amounting to approximately $17.54 per limited partnership interest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

INVESTMENT PROPERTIES AND NET INVESTMENT IN DIRECT FINANCING LEASES
-------------------------------------------------------------------

The investment properties, including equipment held by the Partnership at September 30, 1996, were originally purchased at a price, including acquisition costs, of approximately $5,869,000.

The net investment in direct financing leases, which includes the Partnership's specialty leasehold improvement leases, amounted to $709,000 at September 30, 1996, compared to $976,000 at December 31, 1995. The decrease of $267,000 was a result of principal and residual payment received.

OTHER ASSETS
------------

Cash and cash equivalents, including cash restricted for real estate taxes held by the Partnership, were $535,000 at September 30, 1996, compared to $355,000 at December 31, 1995. The Partnership designated cash of $300,000 to fund the Third Quarter 1996 distributions to Limited Partners; $90,000 for the payment of accounts payable and accrued expenses; and the remainder represents reserves deemed necessary to allow the Partnership to operate normally. Cash generated through the operations of the Partnership's investment properties, sales of investment properties, and any recoveries of misappropriated funds by the former general partners will provide the sources for future fund liquidity and Limited Partner distributions.

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

DUE FROM FORMER AFFILIATES, ALLOWANCE FOR UNCOLLECTIBLE AMOUNTS DUE FROM FORMER AFFILIATES AND DUE TO AFFILIATED PARTNERSHIPS
---------------------------------------------

Due from former affiliates represented misappropriated assets due from the former general partners and their affiliates in the amount of $2,256,000 at September 30, 1996. The receivable decreased from December 31, 1995, due to $1,813,000 of recoveries received from the former general partners and their affiliates, including the settlement received in the litigation against the Partnerships' former accountants and attorneys.

The Partnership maintains a record of costs incurred in identifying or recovering the misappropriated assets. These amounts are expensed when incurred, and then recorded on the balance sheet as a restoration cost receivable with a corresponding allowance for such receivable deemed uncollectible. These costs are considered due from the former general partners and their affiliates. Interest has been accrued on the misappropriated funds since January 1, 1993, at a rate of 9% per annum and has been included in the restoration cost receivable. The receivable increased from approximately $3,253,000 at December 31, 1995 to $4,339,000 at September 30, 1996, and includes $2,046,000 of cumulative accrued interest.

The current General Partner is vigorously pursuing recovery of the misappropriated funds from the various sources, and initially estimated an aggregate recovery of $3 million for the Partnerships, of which approximately $1.4 million was allocated to the Partnership. As such, an allowance was established against amounts due from the former general partners and their affiliates reflecting the current General Partner's original estimate of probable loss from misappropriated amounts. This allowance was allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation. The amount of the Partnership's allowance was reduced by approximately $761,000 during the first nine months of 1996, due to recoveries received in excess of the original estimate.

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

As a result of the misappropriation and material weaknesses in the internal control structure of the Partnership prior to February 8, 1993, there can be no assurance that all transactions recorded by the Partnership prior to February 8, 1993, were appropriate transactions of the Partnership and properly reflected in the accompanying financial statements of the Partnership or that all transactions of the Partnership prior to February 8, 1993, including improper and unsupported transactions, have been identified and reflected in the accompanying financial statements of the Partnership as of September 30, 1996.

LIABILITIES
-----------

Accounts payable and accrued expenses at September 30, 1996, in the amount of $42,000, primarily represented the accrual of legal and auditing fees.

PARTNERS' CAPITAL
-----------------

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

Cash distributions paid to the Limited Partners and to the General Partner during 1996, of $1,350,000 and $2,078, respectively, have also been made in accordance with the amended Partnership Agreement. The Third Quarter 1996 distribution of $300,000 was paid to the Limited Partners on November 15, 1996.

RESULTS OF OPERATIONS:
----------------------

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

The Partnership reported net income for the quarter ended September 30, 1996, in the amount of $139,000 compared to net income for the quarter ended September 30, 1995 of $11,000. For the nine months ended September 30, 1996 and 1995, net income totaled $520,000 and $139,000, respectively. Results for both years were less than would be expected from "normal" operations, primarily because of costs associated with misappropriation of assets by the former general partners and their affiliates. These costs increased significantly during the First Quarter of 1996 as the lawsuit against the former general partner accountants and attorneys got closer to trial and as a result of contingent fee payments made upon settlements of the litigation. These costs decreased during the remainder of 1996 due to the settlement of the litigation.

REVENUES
--------

Total revenues were $220,000, and $233,000, for the quarters ended September 30, 1996, and 1995, respectively, and were $1,389,000 and $701,000 for the nine months ended September 30, 1996 and 1995, respectively. The increase in income in 1996 is attributable to the recovery of amounts from the Partnerships' former accountants and attorneys which had been previously been written-off.

Total revenues, should approximate $750,000 annually or $187,000 quarterly, based on leases currently in place. Future revenues may decrease with tenant defaults and/or sales of Partnership properties. They may also increase with additional rents due from tenants, if those tenants experience sales levels which require the payment of additional rent to the Partnership. The decrease in estimated recurring revenues from 1995 to projected 1996 levels is primarily a result of the one (1) year lease modification entered into with Terratron, the tenant of two (2) of the Partnership's Hardee's restaurants.

EXPENSES
--------

For the quarters ended September 30, 1996 and 1995, cash expenses amounted to approximately 23% and 83% of total revenues, respectively. For the nine months ended September 30, 1996 and 1995, cash expenses totaled approximately 56% and 67%, respectively. Total expenses, including non-cash items, amounted to 37% and 95% of total revenues for the quarters ended September 30, 1996 and 1995, respectively, and 63% and 80% for the nine months ended September 30, 1996 and 1995. Items negatively impacting expenses are expenses incurred primarily in relation to the misappropriation of assets by the former general partners and their affiliates. The reversal of an over accrual of these expenses favorably impacted the Second Quarter of 1996 results.

For the nine months ended September 30, 1996 and 1995, expenses incurred in relation to the misappropriated assets amounted to $594,000 and $312,000, respectively. These costs increased significantly during the First Quarter of 1996 due to the payment of contingent fees and litigation expenses in relation to the settlement of litigation against the Partnerships' former accountants and attorneys. Future expenses incurred in relation to the misappropriation should have a minimal impact on the Partnership.

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

Plans of reorganization have been filed in some of the bankruptcies, and settlement agreements in many of the Private Partnerships have been reached. Settlements in eighteen (18) of the bankruptcies to date have resulted in cash payments to the Partnerships of a total of $580,000 and notes secured by subordinated mortgages in the aggregate amount of $625,000. Two of the settlement notes have subsequently been sold for a total of $50,000, and an option has been granted to purchase the remaining note for $125,000. The Partnership is continuing to vigorously defend its interests in the remaining bankruptcies.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Listing of Exhibits:

     28.0 Correspondence to the Limited Partners dated November 15, 1996, regarding the Third Quarter 1996 distribution.

(b)  Report on Form 8-K:

     The Registrant filed no reports on Form 8-K during the third quarter of fiscal year 1996.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP


By:   The Provo Group, Inc., General Partner



By:   /s/ Bruce A. Provo
      -------------------------
      Bruce A. Provo, President


Date: November 13, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:   The Provo Group, Inc., General Partner



By:   /s/ Bruce A. Provo
      -------------------------
      Bruce A. Provo, President


Date: November 13, 1996



By:   /s/ Kristin J. Atkinson
      -----------------------
      Kristin J. Atkinson
      Vice President - Finance and Administration


Date: November 13, 1996