Form 10-K
period 1996-12-31
DIVALL INCOME PROPERTIES 3 L P
filed 1997-03-27
CIK 858715

                                   FORM 10-K
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

     For the quarterly period ended         December 31, 1996
                                    ---------------------------------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

     For the transition period from _________________ to ______________________

                        Commission file number 0-17686

            DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP (Exact name of registrant as specified in its charter)


                   WISCONSIN                      39-1606834
           (State or other jurisdiction of      (I.R.S. Employer
          incorporation or organization)        Identification No.)


          101 W. 11th Street, Suite 1110, Kansas City, Missouri 64105 (Address of principal executive offices, including zip code)

                                (816) 421-7444
             (Registrant's telephone number, including area code)



     Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Limited
  Partnership Interests

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X   No________
                                          ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting securities held by nonaffiliates of the Registrant: The aggregate market value of limited partnership interests held by nonaffiliates is not determinable since there is no public trading market for the limited partnership interests.

                Index to Exhibits located on page:      36 - 37
                                                   ------------------

                                    PART I
ITEM 1.  BUSINESS

BACKGROUND
----------

The Registrant, DiVall Insured Income Properties 2 Limited Partnership (the "Partnership"), is a limited partnership organized under the Wisconsin Uniform Limited Partnership Act pursuant to an Agreement of Limited Partnership dated as of November 18, 1987, and amended as of November 25, 1987, February 20, 1988, June 21, 1988, February 8, 1993, May 26, 1993 and June 30, 1994. As of December 31, 1996, the Partnership consisted of one General Partner and 2,724 Limited Partners owning an aggregate of 46,280.3 Limited Partnership Interests (the "Interests") acquired at a public offering price of $1,000 per Interest before volume discounts. The Interests were sold commencing February 23, 1988, pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933 (Registration 33-18794) as amended. On June 30, 1989, the former general partners exercised their option to extend the offering period to a date no later than February 22, 1990. On February 22, 1990, the Partnership closed the offering at 46,280.3 Interests ($46,280,300), providing net proceeds to the Partnership after volume discounts and offering costs of $39,358,468.

The Partnership is currently engaged in the business of owning and operating its investment portfolio (the "Properties") of commercial real estate and recovering the assets misappropriated by the former general partners and their affiliates. The misappropriation is more fully discussed under Recent Developments. The Properties are leased on a triple net basis to, and operated by, franchisors or franchisees of national, regional and local retail chains under long-term leases. The lessees consist of primarily fast-food, family style, and casual/theme restaurants, but also include an auto tag agency, a video rental store and a child care center. At December 31, 1996, the Partnership owned 36 properties with specialty leasehold improvements in 15 of these properties, as more fully discussed in Item 2.

Prior to the disposal of the Properties, the Partnership's return on its investment will be derived principally from rental payments received from its lessees. Therefore, the Partnership's return on its investment is largely dependent, among other factors, upon the business success of its lessees. The business success of the Partnership's individual lessees can be adversely affected on three general levels. First, the tenants rely heavily on the management contributions of a few key entrepreneurial owners. The business operations of such entrepreneurial tenants can be adversely affected by death, disability or divorce of a key owner, or by such owner's poor business decisions such as an undercapitalized business expansion. Second, changes in a local market area can adversely affect a lessee's business operation. A local economy can suffer a downturn with high unemployment. Socioeconomic neighborhood changes can affect retail demand at specific sites and traffic patterns may change, or stronger competitors may enter a market. These and other local market factors can potentially adversely affect the lessees of Partnership properties. Finally, despite an individual lessee's solid business plans in a strong local market, the chain concept itself can suffer reversals or changes in management policy which in turn can affect the profitability of operations for Partnership properties. Therefore, there can be no assurance that any specific lessee will have the ability to pay its rent over the entire term of its lease with the Partnership.

Since over 90% of the Partnership's investment in properties and equipment involves restaurant tenants, the restaurant market is the major market segment with a material impact on Partnership operations. It would appear that the management skill and potential operating efficiencies realized by Partnership lessees will be a major ingredient for their future operating success in a very competitive restaurant and food service marketplace.

There is no way to determine, with any certainty, which, if any, tenants will succeed or fail in their business operations over the term of their respective leases with the Partnership. It can be reasonably anticipated that some lessees will default on future lease payments to the Partnership which will result in the loss of expected lease income for the Partnership. Management will use its best efforts to vigorously pursue collection of any defaulted amounts and to protect the Partnership's assets and future rental income potential by trying to re-lease any properties with rental defaults. External events which could impact the Partnership's liquidity are the entrance of other competitors into the market areas of our tenants; liquidity and working capital needs of the leaseholders; and failure or withdrawal of any of the national franchises held by the Partnership's tenant. Each of these events, alone or in combination, would affect the liquidity level of leaseholders resulting in possible default by the tenant. Since the information regarding plans for future liquidity and expansion of closely held organizations, which are tenants of the Partnership, tend to be of a private and proprietary nature, anticipation of individual liquidity problems is difficult, and prediction of future events is nearly impossible.

A preliminary investigation during 1992 by the Office of the Commissioner of Securities for the State of Wisconsin and the Securities and Exchange Commission (the "Investigation"), revealed that during at least the four years ended December 31, 1992, two of the former general partners of the Partnership, Gary
J. DiVall ("DiVall") and Paul E. Magnuson ("Magnuson") had transferred substantial cash assets of the Partnership and two affiliated publicly registered partnerships, DiVall Insured Income Fund Limited Partnership ("DiVall 1") and DiVall Income Properties 3 Limited Partnership ("DiVall 3") (collectively the "Partnerships") to various other entities previously sponsored by or otherwise affiliated with DiVall and Magnuson. The unauthorized transfers were in violation of the respective Partnership Agreements. The aggregate amount of the misappropriation, related costs and 9% interest accrued since January 1, 1993, is approximately $14,000,000, net of recoveries, of which $5,641,000 has been allocated to the Partnership.

Subsequent to discovery, and in response to the regulatory inquiries, a third-party Permanent Manager, The Provo Group, Inc. ("TPG"), was appointed (effective February 8, 1993) to assume the responsibility for daily operations and assets of the Partnerships as well as to develop and execute a plan of restoration to the Partnerships. As reported in the Partnership's report on Form 8-K dated May 26, 1993, effective as of that date, the Limited Partners, by written consent of a majority of interests, elected the Permanent Manager, TPG, as General Partner. Additional results of the solicitation included the approval of the Permanent Manager Agreement ("PMA"), the acceptance of the resignations of the former general partners, amendments to certain provisions of the Partnership Agreement pertaining to general partner interests and compensation, and an amendment of the Partnership Agreement providing for an Advisory Board (the "Board").

THE PERMANENT MANAGER AGREEMENT
-------------------------------

The PMA was entered into on February 8, 1993, between the Partnership, DiVall 1, DiVall 3, the now former general partners DiVall and Magnuson, their controlled affiliates, and TPG, naming TPG as the Permanent Manager. The PMA contains provisions allowing the Permanent Manager to submit the PMA, the issue of electing the Permanent Manager as General Partner, and the issue of acceptance of the resignations of the former general partners to a vote of the Limited Partners through a solicitation of written consents.

TPG, as the new General Partner, has been operating and managing the affairs of the Partnership in accordance with the provisions of the PMA and the Partnership Agreement, as amended.

ADVISORY BOARD
--------------

The concept of the Advisory Board was first introduced by TPG during the solicitation of written consents for the Partnerships and is the only type of oversight body known to exist for similar partnerships at this time. The first Advisory Board was appointed in October 1993, and held its first meeting in November 1993. The four person Board is empowered to, among other functions, review operational policies and practices, review extraordinary transactions, and advise and serve as an audit committee to the Partnership and the General Partner. The Advisory Board does not have the authority to direct management decisions or policies of the Partnership or remove the General Partner. The powers of the Board are advisory only. The Board has full and free access to the Partnership's books and records, and individual Board members have the right to communicate directly with the Limited Partners concerning Partnership business. Members of the Board are compensated $3,000 annually and $1,200 for each quarterly meeting attended.

The Board currently consists of a broker dealer representative, D. Todd Witthoeft of Nelson Witthoeft Financial; and a Limited Partner from each of the three Partnerships: Gerhard Zoller from DiVall 1, Richard Otte from the Partnership, and Dr. Albert Eschen from DiVall 3. The position of industry representative was created for approximately a three (3) year period which ended January 31, 1996. For a brief description of each Board member, refer to Item 10, Directors and Executive Officers of the Registrant.

RESTORATION PLAN
----------------

TPG, upon commencement of its management of the Partnerships, developed a strategy (the "Restoration Plan" or "Plan") for recovering as much of the amounts misappropriated by the former general partners and their affiliates as possible. The Plan focuses on recovery from the following sources: (a) personal property, (b) promissory notes, (c) land contracts, (d) litigation, and (e) PMA savings.

     A.   Personal Property.  DiVall and Magnuson appear to have very few
          -----------------
          unencumbered personal assets which would materially benefit the Partnerships. The Partnerships have obtained security interests in substantially all of DiVall and Magnuson's assets which have been identified. The security interests included a mortgage on DiVall's residence and surrounding farm land which was subsequently sold to a third party .

     B.   Promissory Notes.  Pursuant to the PMA, DiVall, Magnuson, and entities
          ----------------
          owned by them, granted the Partnerships a security interest in certain promissory notes and mortgages due from other DiVall related entities (the "Private Partnerships"). Recovery of amounts due under these notes is substantially complete, but the amount of such recoveries has been significantly discounted because many of the Private Partnerships are involved in bankruptcy proceedings. See Item 3, Legal Proceedings, for additional information regarding the bankruptcy proceedings of the Private Partnerships.

     C.   Land Contracts.  The Partnerships were assigned two land contracts
          --------------
          from the Partnership's former general partners. These contracts were not originally identified nor assigned in connection with the PMA, and settlements have been received on these contracts.

     D.   Litigation.  The Partnerships  initiated lawsuits against the
          ----------
          Partnership's former auditors, former securities counsel, former general partners and a former affiliate. Settlements were received in these lawsuits during 1996. Refer to Item 3, Legal Proceedings, and
          Note 11 to the financial statements included in Item 8 below for additional information concerning the settlement of these lawsuits.

     E.   PMA Savings.  Pursuant to the terms of the PMA, The Provo Group, Inc.
          -----------
          is to account to the former general partners for all of the following which are avoided or reduced by implementation of the PMA: (i) Fees payable to the general partner or entities controlled by the general partner, (ii) brokerage commissions, and (iii) residuals. Under the PMA, all such savings shall be credited against the amount owed the Partnership by the former general partners.

Total amounts recovered at December 31, 1996, amounted to $5,161,000, of which approximately $2,087,000 was allocated to the Partnership. Currently, there are few potential sources of recovery remaining.

The total amount due the Partnerships from the former general partners and their affiliates as of December 31, 1996, as a result of the misappropriation of assets, approximates $14,000,000, net of recoveries, which includes the amount of the misappropriation discovered to date, related costs, and 9% interest accrued since January 1, 1993.

ITEM 2.  PROPERTIES

The Partnership's properties are leased under long-term leases, generally with terms of approximately 20 years. All leases are triple net which require the tenant to pay all property operating costs including maintenance, repairs, utilities, property taxes, and insurance. A majority of the leases contain percentage rent provisions which require the tenant to pay a specified percentage (3% to 8%) of gross sales above a threshold amount.

The Partnership owned the following properties (including specialty leasehold improvements for use in some of these properties) as of December 31, 1996:

                                                                                                Lease
Acquisi-   Property Name                                         Purchase       Rental Per      Expiration     Renewal
tion Date  & Address                        Lessee               Price (1)      Annum           Date           Options
---------  ---------                        ------               ---------      -----           ----           -------
03/11/88   Hallandale Tag Agency            Hallandale Auto      $  792,188     $   30,000         5/31/00          (3)
           601 W Hallandale Beach Blvd      Tag Agency, Inc.
           Hallandale, FL

03/11/88   Miami Subs                       QSR, Inc.               743,625         39,000      03-31-2016        None
           US-1 Near PGA Blvd
           Palm Beach, FL

05/09/88   Hardee's                         Hardee's Food           802,750         56,000      10-31-2001          (3)
           662 E Wisconsin Ave              Systems, Inc.
           Oconomowoc, WI

06/15/88   Denny's                          DenAmerica, Inc.      1,087,137(2)     115,200      08-20-2009          (3)
           8801 N 7th St
           Phoenix, AZ

06/15/88   Denny's (4)                      DenAmerica, Inc.        520,126(2)      93,000      01-30-1993          (3)
           2201 W Camelback
           Phoenix, AZ

07/15/88   Hooter's                         TWI X, Inc.           1,346,719         95,000      07-14-2008        None
           7669 Grapevine Hwy
           N Richland Hills, TX

07/22/88   Hardee's (5)                     Terratron, Inc.         591,038(2)      55,440      07-31-2007          (3)
           9400 S 2000 E
           Sandy, UT

08/01/88   Hardee's                         Hardee's Food         1,091,190(2)      64,000      10-31-2001          (3)
           106 N Chicago Ave                Systems, Inc.
           S Milwaukee, WI

08/15/88   Denny's                          First Foods, Inc.     1,155,965(2)     129,240      08-30-2009          (3)
           2360 W Northern Ave
           Phoenix, AZ

08/22/88   Hardee's                         Terratron, Inc.         825,730(2)      77,880      08-31-2008        None
           9039 S Redwood
           West Jordan, UT

09/09/88   Country Kitchen                  Vacant                  660,156              0               -           -
           555 33rd Ave
           Cedar Rapids, IA

10/10/88   Kentucky Fried Chicken (5)       KFC National            451,230         60,000      06-30-2018        None
           1014 S St Francis Dr             Management Co.
           Santa Fe, NM

12/22/88   Wendy's                          WenSouth Orlando,       596,781         76,920      12-31-2008        None

           1721 Sam Rittenburg Blvd         Ltd.
           Charleston, SC

                                       5

                                                                                          Lease
Acquisi-   Property Name                                  Purchase         Rental Per     Expiration     Renewal
tion Date  & Address                   Lessee             Price (1)          Annum        Date           Options
---------  ---------                   ------             ---------          -----        ----           -------
12/22/88   Wendy's                     WenSouth Orlando,       649,594         86,160     12-31-2008        None
           3013 Peach Orchard Rd       Ltd.
           Augusta, GA

12/29/88   Popeye's                    Stillman Mgmt.          580,938         77,280     12-31-2009        None
           2562 Western Ave            Co., Inc.
           Park Forest, IL

02/21/89   Wendy's                     WenSouth Orlando,       776,344         96,780     01-31-2009        None
           1901 Whiskey Rd             Ltd.
           Aiken, SC

02/21/89   Wendy's                     WenSouth Orlando,       728,813         96,780     01-31-2009        None
           1730 Walton Way             Ltd.
           Augusta, GA

02/21/89   Wendy's                     WenSouth Orlando,       528,125         70,200     01-31-2009        None
           347 Folly Rd                Ltd.
           Charleston, SC

02/21/89   Wendy's                     WenSouth Orlando,       580,938         77,280     01-31-2009        None
           361 Hwy 17 Bypass           Ltd.
           Mount Pleasant, SC

03/14/89   Wendy's                     WenSouth Orlando,       633,750         90,480     01-31-2009        None
           1004 Richland Ave           Ltd.
           Aiken, SC

04/04/89   Denny's                     Cypress               1,029,844        136,800     11-30-2008        None
           607 Internatl Speedway      Restaurants, Inc.
           Daytona Beach, FL

04/20/89   Hostetlers, BBQ             Hickory Park, Inc.      897,813(2)      55,584     12-31-1997          (3)
           4875 Merle Hay
           Des Moines, IA

04/28/89   Hardee's                    Hardee's Food           686,563         64,000     04-30-2009        None
           1570 E Sumner St            Systems, Inc.
           Hartford, WI

05/05/89   Hardee's                    Vacant                  940,063(2)           0              -           -
           1265 E Geneva St
           Delavan, WI

10/18/89   Hardee's                    Hardee's Food         1,421,983(2)      76,000     04-30-2009        None
           4000 S 27th St              Systems, Inc.
           Milwaukee, WI

12/28/89   Village Inn                 Columbia VI,            845,000(2)      84,000     11-30-2009        None
           2451 Columbia Rd            L.L.C.
           Grand Forks, ND

12/29/89   Wendy's                     WenSouth Orlando,       660,156         87,780     12-31-2009        None
           1717 Martintown Rd          Ltd.
           N Augusta, SC

12/29/89   Wendy's                     WenSouth Orlando,       580,938         77,280     12-31-2009        None
           1515 Savannah Hwy           Ltd.
           Charleston, SC

12/29/89   Wendy's                     WenSouth Orlando,       633,750         84,120     12-31-2009        None
           3869 Washington Rd          Ltd.
           Martinez, GA

01/01/90   Sunrise Preschool           Sunrise               1,182,735(2)     127,920     05-31-2009        None
           4111 E Ray Rd               Preschools,
           Phoenix, AZ                 Inc.

                                                                                                Lease
Acquisi-   Property Name                                       Purchase       Rental Per        Expiration      Renewal
tion Date  & Address                        Lessee             Price (1)        Annum           Date            Options
---------  ---------                        ------             ---------        -----           ----            -------
01/05/90   Denny's                          Cypress                 1,025,830        133,380     09-30-2009        None
           1820 State Road 44               Restaurants, Inc.
           New Smyrna Beach, FL

01/05/90   Hardee's                         Hardee's Food           1,140,236(2)      88,000     11-30-2009        None
           20 N Pioneer Rd                  Systems, Inc.
           Fond du lac, WI

01/31/90   Blockbuster Video                Blockbuster               646,425        100,554     01-31-2001          (3)
           336 E 12th St                    Videos, Inc.
           Ogden, UT

03/21/90   Denny's                          DenAmerica, Inc.        1,179,501(2)      83,200     04-30-2012          (3)
           688 N Blue Lakes Blvd
           Twin Falls, ID

05/02/90   Denny's (4)                      DenAmerica, Inc.          514,259(2)      90,000     05-30-1998          (3)
           3752 E Ind School
           Phoenix, AZ

05/31/90   Applebee's                       Thomas & King,          1,434,434(2)     135,780     10-31-2009        None
           2770 Brice Rd                    Inc.
           Columbus, OH

     Footnotes:

     (1)  Purchase price includes all costs incurred to acquire the property.
     (2)  Purchase price includes cost of specialty leasehold improvements.
     (3)  Renewal option available.
     (4) Ownership of lessee's interest under a ground lease. The Partnership is responsible for payment of all rent obligations under the ground lease.
     (5) Ownership of lessee's interest under a ground lease. The tenant is responsible for payment of all rent obligations under the ground lease.

Terratron, Inc., the lessee of eight (8) Hardee's restaurants has experienced sales difficulties over the past three years. Effective December 31, 1995, management entered into a one-year lease modification with the tenant which reduced base rents for 1996 by approximately $200,000. Additionally, delinquent rent totaling $112,000 was capitalized into a five (5)-year note accruing interest at 10% per annum. The amount of rent capitalized was also written off as uncollectible.

During the Fourth Quarter of 1996, management terminated the leases in six (6) of the properties with Terratron and entered into new leases on five (5) of the properties with Hardee's Food Systems, Inc. In connection with this transaction, the capitalized rent was received. The new leases resulted in annual rents which were $255,000 lower than Terratron's contract rent and $106,000 lower than 1996 adjusted rents. In connection with the transaction, Terratron terminated their equipment leases in three of the properties and the equipment was sold to the new tenant for $80,000, resulting in a loss to the Partnership of $95,000. Additionally, purchase options were granted on three of the properties. Those properties were written down to the option price at December 31, 1996.

Item 3.  Legal Proceedings

On March 16, 1993, the Partnership, along with DiVall 1 and DiVall 3, initiated a lawsuit against Ernst & Young LLP ("E&Y"), a certified public accounting firm, in the Circuit Court of Dane County, Wisconsin, in connection with the audits of the Partnerships performed by E &Y for the years 1989, 1990 and 1991. The Partnerships requested the payment of damages in the amount of $9,000,000, plus interest, attorneys fees and costs, and whatever additional relief the court deemed just and proper. The Partnerships hired legal counsel under a contingent fee arrangement to prosecute all of the Partnerships' claims. E & Y filed an Answer denying that it was negligent.

E & Y also filed third-party claims alleging fraud and negligence on the part of the Partnerships' former securities law firm, Quarles & Brady. The Partnerships also filed claims against Magnuson, DiVall, DiVall Real Estate Investment Corporation, David Shea, and Quarles & Brady.

The trial of the case was scheduled to take place in Iowa County, Wisconsin, beginning on March 20, 1996. Shortly before trial, the Partnerships reached a resolution of their claims against Quarles & Brady. A resolution of the claims against Ernst & Young was reached after opening statements. As a result of these settlements, net proceeds to the Partnership, after the payment of contingent legal fees and related expenses, totaled approximately $900,000.

As part of the Permanent Manager Agreement, DiVall, Magnuson, and entities owned by them, granted the Partnership a security interest in certain promissory notes and mortgages from other DiVall related entities (the "Private Partnerships"). In the aggregate, the face amount of these notes were equal to a minimum of $8,264,932. In addition, DiVall, Magnuson, and related entities owned by them, granted the Partnership a security interest in their general partner interests in the Private Partnerships. The foregoing security interests were to secure the repayment of the funds which were diverted by DiVall and Magnuson from the Partnership. The Partnership shares such security interests with DiVall 1 and DiVall 3. These promissory notes and mortgages are not recorded on the balance sheets of the Partnerships, but are recorded as recoveries on a cash basis upon settlement.

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

The Partnership's experience in those bankruptcy cases that have concluded, either through the approval of Plans of Reorganization, dismissal of the bankruptcies, settlements or a combination of the foregoing, is that (i) the value of the obligations of the Private Partnerships assigned to the Partnerships have been at a significant discount to their face amounts, and (ii) the General Partner interests in such Private Partnerships often have little economic value. The Partnership's recoveries in these bankruptcies have been on a steeply discounted basis.

Plans of reorganization have been filed in the bankruptcies, and settlement agreements in all of the Private Partnerships have been reached. Settlements in the bankruptcies resulted in cash payments to the Partnerships of a total of $720,000 and notes secured by subordinated mortgages in the aggregate amount of $625,000. The Partnerships subsequently sold the secured notes for a total of $175,000.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Although some interests have been traded, there is no active public market for limited partnership interests, and it is not anticipated that an active public market for limited partnership interests will develop.

(b) As of December 31, 1996 there were 2,724 record holders of limited partnership interests in the Partnership.

(c) The Partnership Agreement, as amended, provides for distributable net cash receipts of the Partnership to be distributed on a quarterly basis, 99% to the Limited Partners and 1% to the General Partner, subject to the limitations on distributions to the General Partner described in the amended Partnership Agreement. During 1996 and 1995, $6,825,000 and $3,430,000, respectively, were distributed in the aggregate to the Limited Partners. The General Partner received aggregate distributions of $13,110 and $5,080 in 1996 and 1995, respectively.

ITEM 6.   SELECTED FINANCIAL DATA

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
(a Wisconsin limited partnership)

December 31, 1996, 1995, 1994, 1993, and 1992
(not covered by Independent Auditor's Report)

--------------------------------------------------------------------------------------------
                                1996         1995         1994         1993          1992
--------------------------------------------------------------------------------------------
Total Revenue                $ 5,316,853  $ 3,932,498  $ 4,190,932  $ 4,133,668  $ 4,196,272
--------------------------------------------------------------------------------------------
Net Income (Loss)              3,277,512    1,782,105    2,158,283      804,920     (731,703)
--------------------------------------------------------------------------------------------
Net Income (Loss) per              70.11        38.12        46.17        17.19       (14.22)
 Limited Partner Interest
--------------------------------------------------------------------------------------------
Total Assets                  23,379,356   27,134,604   29,455,349   31,288,856   33,584,432
--------------------------------------------------------------------------------------------
Total Partners' Capital       22,903,880   26,464,478   28,117,453   29,146,593   30,695,089
--------------------------------------------------------------------------------------------
Cash Distributions per            147.47        74.11        68.68        50.76        55.20
 Limited Partnership
 Interest
--------------------------------------------------------------------------------------------

(a) The above selected financial data should be read in conjunction with the financial statements and the related notes appearing elsewhere in this annual report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

INVESTMENT PROPERTIES AND NET INVESTMENT IN DIRECT FINANCING LEASES
-------------------------------------------------------------------

The investment properties, including equipment held by the Partnership at December 31, 1996, were originally purchased at a price, including acquisition costs, of approximately $29,963,000.

The tenant of the Country Kitchen restaurant in Cedar Rapids, Iowa vacated the property during 1995 and ceased paying rent. Management is currently marketing the property for sale or lease.

Apple South, Inc. the tenant of two Applebee's restaurants in Tennessee and Florida, notified management of their intent to exercise an option in their lease to purchase those properties. The Tennessee property was sold to Apple South during January 1996. The sale of the Florida property took place during September 1996.

Terratron, Inc., the lessee of eight (8) Hardee's restaurants has experienced sales difficulties over the past three years. Effective December 31, 1995, management entered into a one-year lease modification with the tenant which reduced base rents for 1996 by approximately $200,000. Additionally, delinquent rent totaling $112,000 was capitalized into a five (5)-year note accruing interest at 10% per annum. The amount of rent capitalized was also written off as uncollectible. During the Fourth Quarter of 1996, management terminated the leases in six (6) of the properties with Terratron and entered into new leases on five (5) of the properties with Hardee's Food Systems, Inc. In connection with this transaction, the capitalized rent was received. The new leases resulted in annual rents which are $255,000 lower than Terratron's contract rents and $106,000 lower than 1996 adjusted rents. In connection with the transaction, Terratron terminated their equipment leases in three of the properties and the equipment was sold to the new tenant for $80,000, resulting in a loss to the Partnership of $95,000. Additionally, purchase options were granted on three of the properties. Those properties were written down to the option price at December 31, 1996.

The net investment in direct financing leases, which includes the Partnership's specialty leasehold improvement leases, amounted to $109,000 at December 31, 1996, compared to $591,000 at December 31, 1995. The decrease of $482,000 was a result of principal and residual payments received during the year as well as the termination of the equipment leases with Terratron and sale of the leased equipment to the replacement tenant.

OTHER ASSETS
------------

Cash and cash equivalents, including cash restricted for real estate taxes held by the Partnership, was approximately $1,555,000 at December 31, 1996, compared to $1,067,000 at December 31, 1995. The Partnership designated cash of $1,000,000 to fund the Fourth Quarter 1996 distributions to Limited Partners paid in February 1997, $300,000 for the payment of year-end accounts payable and accrued expenses, and the remainder represents reserves deemed necessary to allow the Partnership to operate normally. The increase is primarily due to recoveries received during the Fourth Quarter of 1996 and cash received from the sale of equipment. Cash generated through the operations of the Partnership's investment properties, sales of investment properties, and any recoveries of misappropriated funds by the former general partners will provide the sources for future fund liquidity and Limited Partner distributions.

The Partnership established an Indemnification Trust (the "Trust") during the Fourth Quarter of 1993, deposited $100,000 in the Trust during 1993 and completed funding of the Trust with $150,000 during 1994. The provision to establish the Trust was included in the Permanent Manager Agreement for the indemnification of TPG, in the absence of fraud or gross negligence, from any claims or liabilities that may arise from TPG acting as Permanent Manager. The Trust is owned by the Partnership. For additional information regarding the Trust refer to Note 9 to the financial statements included in Item 8 of this report.

DUE FROM AFFILIATED PARTNERSHIPS, DUE FROM FORMER AFFILIATES, ALLOWANCE FOR
---------------------------------------------------------------------------
UNCOLLECTIBLE AMOUNTS DUE FROM FORMER AFFILIATES
------------------------------------------------

Due from former affiliates represented misappropriated assets due from the former general partners and their affiliates in the amount of $1,743,461 at December 31, 1996. The receivable decreased from the prior year due to $1,786,000 of recoveries received during the year from the former general partners and their affiliates including a settlement received from the Partnership's former accountants and attorneys.

The Partnership maintains a record of costs incurred in identifying or recovering the misappropriated assets. These amounts are expensed when incurred, and then, recorded on the balance sheet as a restoration cost receivable with a corresponding allowance for such receivable deemed uncollectible. These costs are considered due from the former general partners and their affiliates. Interest has been accrued on the misappropriated funds since January 1, 1993, at a rate of 9% per annum and has been included in the restoration cost receivable. The receivable increased from approximately $2,824,000 at December 31, 1995, to $3,898,000 at December 31, 1996, and includes $1,918,000 of cumulative accrued interest.

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation. Through December 31, 1996, $5,160,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, the Partnership has recognized $864,000 as income, which represents its share of the excess recovery. The current General Partner continues to pursue recoveries of the misappropriated funds, however no further significant recoveries are anticipated.

The restoration costs are allocated among the Partnerships based on each Partnership's respective share of the misappropriation as discussed in Note 10 of the financial statements included in Item 8 of this report. The allocation is adjusted periodically to reflect any changes in the entire misappropriation. The Partnership's percentage of the allocation was reduced in 1993. Consequently, the Partnership had been paying more than its pro rata share of the costs. Accordingly, the Partnership recorded a receivable at December 31, 1993, in the amount of $192,000 due from DiVall 3 with a corresponding reduction reflected in professional expenses related to the Investigation, former general partner removal expenses, and interim fund manager fees and expenses. Recoveries allocated to DiVall 3 have been used to partially repay amounts owed to the Partnership. During 1996, the amount due from DiVall 3 was fully repaid.

LIABILITIES
-----------

The equipment note payable in the amount of $77,000 at December 31, 1995, was repaid during 1996 with the proceeds from the sale of the Applebee's property in Memphis, Tennessee.

Accounts payable and accrued expenses at December 31, 1996, in the amount of $68,000, primarily represented the year-end accruals of legal and auditing fees. The decrease from December 31, 1995 is a result of the payment of accrued out-of-pocket costs associated with the litigation against the Partnerships' former accountants and attorneys.

Due to the Current General Partner amounted to $87,000 at December 31, 1996, representing a true-up of the general partner's management fee, leasing commissions for the lease of the Hardee's restaurants, and the Fourth Quarter distribution, all of which were paid in 1997.

Real estate taxes payable increased from $57,000 at December 31, 1995, to $119,000 at December 31, 1996, primarily due to the collection of all 1996 real estate taxes due in 1997 from Terratron, the former tenant of the Partnership's Hardee's restaurants.

PARTNERS' CAPITAL
-----------------

Net income for the year was allocated between the General Partner and the Limited Partners, 1% and 99%, respectively, as provided in the Partnership Agreement and the Amendment to the Partnership Agreement, as discussed more fully in Note 4 of the financial statements included in Item 8 of this report. The former general partners' deficit capital account balance was reallocated to the Limited Partners at December 31, 1993. Refer to Note 12 to the financial statements included in Item 8 of this report for additional information regarding the reallocation.

Cash distributions paid to the Limited Partners and to the General Partner during 1996 of $6,825,000 and $13,110, respectively, have also been in accordance with the amended Partnership Agreement. The Fourth Quarter 1996 distribution of $1,000,000 was paid to the Limited Partners on February 15, 1997.

RESULTS OF OPERATIONS:
----------------------

Management believes that the financial results of 1996 are not indicative of "normal" Partnership operations. There are many events which occurred since the discovery of the misappropriations in 1992 which have had a negative impact on the financial results. Some of these events will continue to have a negative impact on the Partnership in the future. However, the settlement of litigation against the Partnerships' former accountants and attorneys should result in operating results going forward which more closely represent "normal" operations than what has been experienced during the past four years.

The Partnership reported net income for the year ended December 31, 1996, in the amount of $3,278,000 compared to net income for the years ended December 31, 1995 and 1994, of $1,782,000 and $2,158,000, respectively. Results for all three years were different than would be expected from "normal" operations, primarily because of costs associated with the misappropriation of assets by the former general partners and their affiliates, tenant defaults, non-cash write-offs, and real estate taxes on vacant properties. Results for 1996 were also impacted by a gain on the sale of two Applebee's properties and the reversal of a portion of the former general partner receivable write-off. The costs associated with the misappropriation increased significantly during 1995 and 1996 as the lawsuit against the former general partner accountants and attorneys got closer to trial and as a result of contingent fee payments made in connection with the settlement.

REVENUES
--------

Total revenues were $5,317,000, $3,932,000, and $4,191,000, for the years ended December 31, 1996, 1995, and 1994, respectively. A decrease in fixed rents resulted from tenant turnover and modified leases. However, during 1996, a gain was recognized on the sale of two Applebee's restaurants, and an $864,000 recovery was recognized for a portion of the former general partner receivable which had previously been written-off.

Total revenues should approximate $3,000,000 annually based on leases currently in place. Future revenues may decrease with tenant defaults and/or sales of Partnership properties. They may also increase with additional rents due from tenants, if those tenants experience sales levels which require the payment of additional rent to the Partnership.

EXPENSES
--------

For the years ended December 31, 1996, 1995, and 1994, cash expenses amounted to approximately 25%, 29%, and 27%, of total revenues, respectively. Total expenses, including non-cash items, amounted to approximately 38%, 55%, and 49%, of total revenues for the years ended December 31, 1996, 1995, and 1994, respectively. Items negatively impacting expenses during the last three years include expenses incurred primarily in relation to the misappropriation of assets by the former general partners and their affiliates, non-cash write-offs, property write-downs, real estate taxes, and equipment losses.

For the years ended December 31, 1996, 1995, and 1994, expenses incurred in relation to the misappropriated assets amounted to $526,000, $417,000, and $216,000, respectively. Future expenses incurred in relation to the misappropriation should have a minimal impact on the Partnership.

Additional expenses impacting operating results are provisions for uncollectible rent, losses on equipment leases, and write-downs of property to their estimated net realizable values. All of these items, including depreciation, are non-cash items and do not affect current operating cash flow of the Partnership or distributions to the Limited Partners.

Write-offs for uncollectible rents and receivables amounted to $0, $112,000, and $48,000 at December 31, 1996, 1995, and 1994, respectively. The write-offs are the result of defaults as well as modifications to several property leases since inception of the Partnership.

During 1996, two Hardee's properties were written down to their estimated net realizable values based on purchase option prices granted to the tenant of the properties.

During 1995, the Miami Subs restaurant in Palm Beach, Florida, was written down $255,000 to its estimated net realizable value of $400,000. The poor location of this property has required lease modifications for the tenant.

During 1994, the Arby's restaurant in Champaign, Illinois, was written down $34,000 to the purchase option price included in the lease of $300,000. The tenant notified the Partnership during 1994 of its intent to exercise this option. The sale took place during the Second Quarter of 1995. The Partnership also wrote down the carrying value of the former Wendy's in Hallandale, Florida, in the amount of $136,000 at December 31, 1994, resulting in a carrying value at December 31, 1994, of $250,000. The write-down is a non-cash event which management believes more appropriately reflects the property's estimated net realizable value. The Partnership re-leased the property in 1995.

Equipment lease terminations created losses during 1996, in the amount of $95,000. The equipment leases were terminated by the tenant of eight (8) Hardee's restaurants which had been experiencing sales difficulties. During 1995, write-downs were taken on the residual values of all equipment leases to more closely reflect their estimated fair market value.

Partnership management fees increased during 1996 primarily due to the prepayment of rent in connection with the lease terminations on the Hardee's properties.

Disposition fees were incurred during 1996 as a result of the sale of two of the Partnership's Applebee's properties.

Real estate tax expenses for 1995 and 1994 were inordinately high as former management allowed these taxes to become delinquent for several years while interest and penalties accumulated along with new liabilities incurred on vacant properties and defaulted tenants. The Partnership incurred real estate taxes on behalf of tenants in the amounts of $30,000, and $128,000, for the years ended December 31, 1995, and 1994, respectively.

INFLATION:
----------

Inflation has a minimal effect on operating earnings and related cash flows from a portfolio of triple net leases. By their nature, such leases actually fix revenues and are not impacted by rising costs of maintenance, insurance, or real estate taxes. Although the majority of the Partnership's leases have percentage rent clauses, revenues from percentage rents represented only 7% of fixed rental income for 1996. If inflation causes operating margins to deteriorate for lessees if expenses grow faster than revenues, then, inflation may well negatively impact the portfolio through tenant defaults.

It would be misleading to associate inflation with asset appreciation for real estate, in general, and the Partnership's portfolio, specifically. Due to the "triple net" nature of the property leases, asset values generally move inversely with interest rates.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


            DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
            ------------------------------------------------------

                       (a Wisconsin limited partnership)
                       ---------------------------------

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                  -------------------------------------------

                                                                         Page
                                                                         ----

   Report of Independent Public Accountants      ..................      15

   Balance Sheets, December 31, 1996 and 1995    ..................      16 - 17

   Statements of Income for the Years
   Ended December 31, 1996, 1995, and 1994       ..................      18

   Statements of Partners' Capital for the
   Years Ended December 31, 1996, 1995, and 1994 ..................      19

   Statements of Cash Flows for the Years
   Ended December 31, 1996, 1995, and 1994       ..................      20 - 21

   Notes to Financial Statements                 ..................      22 - 32

   Schedule III--Real Estate and Accumulated
   Depreciation                                  ..................      38 - 39

                              Arthur Andersen LLP

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
Divall Insured Income Fund Limited Partnership:

We have audited the accompanying balance sheets of Divall Insured Income Fund Limited Partnership (the Partnership) as of December 31, 1996 and 1995, and the related statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Divall Insured Income Fund Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This scheduled has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP

Chicago, Illinois
March 13, 1997

            DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP


                                BALANCE SHEETS

                          DECEMBER 31, 1996 AND 1995
                          --------------------------

                                    ASSETS

                                                                       December 31,   December 31,
                                                                           1996           1995
                                                                       -------------  -------------
INVESTMENT PROPERTIES AND EQUIPMENT:(NOTE 3)
   Land                                                                 $ 9,141,303    $10,027,077
   Buildings                                                             16,488,654     18,153,026
   Equipment                                                                707,378        669,778
   Accumulated depreciation                                              (5,550,940)    (5,491,806)
                                                                        -----------    -----------

       Net investment properties and equipment                           20,786,395     23,358,075
                                                                        -----------    -----------

NET INVESTMENT IN DIRECT FINANCING LEASES:(NOTE 7)                          108,826        590,527
                                                                        -----------    -----------

OTHER ASSETS:
   Cash and cash equivalents                                              1,444,326      1,005,764
   Cash restricted for real estate taxes                                    110,625         61,217
   Cash held in Indemnification Trust (NOTE 9)                              289,637        275,231
   Rents and other receivables (net of allowance of  $0 in 1996 and
       $254,543 in 1995)                                                    218,051        459,213
   Due from current General Partner                                               0            275
   Deferred rent receivable                                                 259,326        296,482
   Due from affiliated partnerships (NOTE 10)                                     0         96,088
   Prepaid insurance                                                         22,262         19,631
             Deferred charges                                                53,620              0
   Unsecured notes receivable from lessees                                   86,288         50,000
                                                                        -----------    -----------
       Total other assets                                                 2,484,135      2,263,901
                                                                        -----------    -----------

DUE FROM FORMER AFFILIATES: (NOTES 2 AND 10)
   Due from former general partner affiliates                             1,743,461      3,529,205
   Allowance for uncollectible amounts
      due from former affiliates                                         (1,743,461)    (2,607,104)
   Restoration cost receivable                                            3,897,981      2,823,862
   Allowance for uncollectible
     restoration receivable                                              (3,897,981)    (2,823,862)
                                                                        -----------    -----------

       Due from former affiliates, net                                            0        922,101
                                                                        -----------    -----------

       Total assets                                                     $23,379,356    $27,134,604
                                                                        ===========    ===========

       The accompanying notes are an integral part of these statements.

            DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                                BALANCE SHEETS

                          DECEMBER 31, 1996 AND 1995
                          --------------------------

                       LIABILITIES AND PARTNERS' CAPITAL

                                                              December 31,   December 31,
                                                                  1996           1995
                                                              -------------  -------------
LIABILITIES:
 Equipment note payable                                       $          0   $     77,255
 Accounts payable and accrued expenses                              67,589        266,715
 Due to current General Partner                                     86,727            496
 Security deposits                                                 144,290        250,577
 Unearned rental income                                             57,739         18,065
 Real estate taxes payable                                         119,131         57,018
                                                              ------------   ------------

    Total liabilities                                              475,476        670,126
                                                              ------------   ------------

CONTINGENT LIABILITIES: (NOTE 8)

PARTNERS' CAPITAL: (NOTES 1, 4 AND 12)
 Current General Partner -
  Cumulative net income                                             80,064         47,289
  Cumulative cash distributions                                    (31,355)       (18,245)
                                                              ------------   ------------
                                                                    48,709         29,044
                                                              ------------   ------------
 Limited Partners (46,280.3 interests outstanding)
  Capital contributions, net of offering costs                  39,358,468     39,358,468
  Cumulative net income                                         14,292,200     11,047,463
  Cumulative cash distributions                                (29,955,268)   (23,130,268)
  Reallocation of former general partners' deficit capital        (840,229)      (840,229)
                                                              ------------   ------------

                                                                22,855,171     26,435,434
                                                              ------------   ------------

   Total partners' capital                                      22,903,880     26,464,478
                                                              ------------   ------------

   Total liabilities and partners' capital                    $ 23,379,356   $ 27,134,604
                                                              ============   ============

       The accompanying notes are an integral part of these statements.

            DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                             STATEMENTS OF INCOME

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
             -----------------------------------------------------

                                                                           1996         1995          1994
                                                                        -----------  -----------  -----------
REVENUES:
     Rental income(NOTE 5)                                              $3,262,082   $3,770,280    $3,868,972
     Interest income on direct financing leases                             57,028      102,101        98,736
     Other interest income                                                  98,393       69,287       109,239
     Net other income (NOTE 3)                                             105,710      (10,899)       69,323
     Recovery of amount previously written off (NOTE 11)                   863,643            0             0
     Net gain on disposal of assets                                        929,997        1,729        44,662
                                                                        ----------   ----------   -----------
                                                                         5,316,853    3,932,498     4,190,932
                                                                        ----------   ----------   -----------
EXPENSES:
     Partnership management fees (NOTE 6)                                  202,587      164,350       171,256
     Disposition fees (NOTE 6)                                              66,750        3,000         3,300
     Disposition fees - Restoration                                         20,550        3,000         6,728
     Restoration fees (NOTE 6)                                              33,408        2,616         8,971
     Selling commissions - Nonaffiliate                                          0        9,900             0
     Appraisal fees                                                          2,268        2,500             0
     Insurance                                                              36,594       48,180        59,103
     General and administrative                                            125,634      103,142       130,208
     Advisory Board fees and expenses                                       16,703       17,351        19,860
     Interest                                                                3,551       42,893       113,687
     Real estate taxes                                                        (880)      30,203       128,382
     Ground lease payments (NOTE 3)                                        123,921      123,825       123,710
     Expenses incurred due to default by lessee                              7,220       24,748         9,424
     Professional services                                                 141,073      133,189       145,670
     Professional services related to Investigation                        526,210      417,433       216,474
     Loss on equipment lease                                                95,246       72,264             0
     Depreciation                                                          511,650      584,352       663,296
     Amortization                                                              804          804        14,570
     Provision for uncollectible rents and other receivables                     0      111,762        47,883
     Write down of properties to net realizable value                      126,052      254,881       170,127
                                                                        ----------   ----------   -----------
                                                                         2,039,341    2,150,393     2,032,649
                                                                        ----------   ----------   -----------

NET INCOME                                                              $3,277,512   $1,782,105    $2,158,283
                                                                        ==========   ==========   ===========

NET INCOME - CURRENT GENERAL PARTNER                                        32,775       17,821        21,583

NET INCOME  - LIMITED PARTNERS                                           3,244,737    1,764,284     2,136,700
                                                                        ----------   ----------   -----------
                                                                        $3,277,512   $1,782,105    $2,158,283
                                                                        ==========   ==========   ===========
NET INCOME PER LIMITED PARTNERSHIP
  INTEREST, based on 46,280.3 Interests outstanding                         $70.11       $38.12        $46.17
                                                                        ==========   ==========   ===========

        The accompanying notes are an integral part of these statements.

            DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                        STATEMENTS OF PARTNERS' CAPITAL

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
             ----------------------------------------------------

                                             Current General Partner                              Limited Partners
                                    ------------------------------------- --------------------------------------------------------

                                                                              Capital
                                    Cumulative    Cumulative               Contributions,                Cumulative
                                       Net           Cash                      Net of      Cumulative       Cash
                                      Income    Distributions     Total    Offering Costs  Net Income   Distribution  Reallocation
                                    ----------  --------------  ---------  --------------  -----------  ------------  ------------
BALANCE AT DECEMBER 31, 1993           $ 7,885       $ (4,206)  $  3,679      $39,358,468  $ 7,146,479  $(16,521,804)  $(840,229)
  Cash Distributions
    ($68.68 per limited
     partnership
      interest)                                        (8,959)    (8,959)                                 (3,178,464)
  Net Income                            21,583                    21,583                     2,136,700
                                        -------       --------   --------      -----------  -----------  ------------   ---------
BALANCE AT DECEMBER 31, 1994           $29,468       $(13,165)  $ 16,303      $39,358,468  $ 9,283,179  $(19,700,268)  $(840,229)
Cash Distributions
  ($74.11 per limited
   partnership interest)                               (5,080)    (5,080)                                 (3,430,000)
Net Income                              17,821                    17,821                     1,764,284
                                        -------       --------   --------      -----------  -----------  ------------   ---------
BALANCE AT DECEMBER 31, 1995           $47,289       $(18,245)  $ 29,044      $39,358,468  $11,047,463  $(23,130,268)  $(840,229)
  Cash Distributions
    ($147.47 per limited
     partnership
        interest)                                     (13,110)   (13,110)                                 (6,825,000)
  Net Income                            32,775                    32,775                     3,244,737
                                        -------       --------   --------      -----------  -----------  ------------   ---------
BALANCE AT DECEMBER 31, 1996           $80,064       $(31,355)  $ 48,709      $39,358,468  $14,292,200  $(29,955,268)  $(840,229)
                                        =======       ========   ========      ===========  ===========  ============   =========

                                            Total
                                            -----
BALANCE AT DECEMBER 31,  1993           $29,142,914

  Cash Distributions
    ($68.68 per limited
     partnership
      interest)                          (3,178,464)
  Net Income                              2,136,700
                                        -----------
BALANCE AT DECEMBER 31, 1994            $28,101,150
Cash Distributions
  ($74.11 per limited
   partnership interest)                 (3,430,000)
Net Income                                1,764,284
                                        -----------
BALANCE AT DECEMBER 31, 1995            $26,435,434
  Cash Distributions
    ($147.47 per limited
     partnership
        interest)                       (6,825,000)
  Net Income                              3,244,737
                                        -----------
BALANCE AT DECEMBER 31, 1996            $22,855,171
                                        ===========

       The accompanying notes are an integral part of these statements.

            DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
             -----------------------------------------------------

                                                                               1996          1995          1994
                                                                           ------------  -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                             $ 3,277,512   $ 1,782,105   $  2,158,283
     Adjustments to reconcile net income to net
       cash provided by operating activities -
               Depreciation and amortization                                    512,454       585,156        677,866
               Recovery of amount previously written off                       (863,643)            0              0
               Provision for uncollectible rents and other receivables                0       111,762         47,883
               Property write downs to net realizable value                     126,052       254,881        170,127
               Net (gain) on disposal of assets                                (929,997)       (1,729)       (44,662)
               Loss on equipment leases                                          95,246        72,264              0
               Interest applied to Indemnification Trust account                (14,406)      (21,673)        (3,558)
               (Increase) Decrease in rents and other receivables               203,837      (296,921)      (138,155)
               (Deposits) Withdrawals for payment of real estate taxes
                  and CD                                                        (49,408)      240,477        129,358
               (Increase) Decrease in prepaids                                   (2,631)       21,020         45,406
               (Increase) Decrease in deferred rent receivable                   37,156        13,747        (10,308)
               Increase (Decrease) in due to current General Partner             32,611          (814)       (18,072)
               Increase (Decrease) in accounts payable and other               (199,126)       82,558         (6,034)
               (Decrease) in security deposits                                  (38,355)     (254,136)       (12,552)
               (Decrease) in interest payable                                         0             0         (5,193)
               Increase (Decrease) in real estate taxes payable                  62,113       (54,558)       (53,143)
               Increase (Decrease) in unearned rental income                     39,674        (7,056)        (7,056)
                                                                            -----------   -----------   ------------

                       Net cash from operating activities                     2,289,089     2,527,083      2,944,302
                                                                            -----------   -----------   ------------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
     Principal payments received on direct financing leases                     229,294       603,956        309,936
     Proceeds from sale of investment properties                              2,990,000       300,000        220,000
     Deposit to Indemnification Trust cash account                                    0             0       (150,000)
     Recoveries from former affiliates                                        1,785,744        65,400        224,272
     Payments from affiliated partnerships                                       96,088        29,068        325,868
     Issuance of unsecured notes                                                (36,288)            0              0
     Principal receipts from unsecured notes                                          0             0         15,240
                                                                            -----------   -----------   ------------

                       Net cash from investing activities                     5,064,838       998,424        945,316
                                                                            -----------   -----------   ------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
     Cash distributions to Limited Partners                                  (6,825,000)   (3,430,000)    (3,178,464)
     Cash distributions to current General Partner                              (13,110)       (5,080)        (8,959)
     Principal payments on mortgage notes                                             0             0       (493,764)
     Payments of equipment notes                                                (77,255)     (433,764)      (222,665)
                                                                            -----------   -----------   ------------

                       Net cash (used in) financing activities               (6,915,365)   (3,868,844)    (3,903,852)
                                                                            -----------   -----------   ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            438,562      (343,337)       (14,234)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                1,005,764     1,349,101      1,363,335
                                                                            -----------   -----------   ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                    $ 1,444,326   $ 1,005,764   $  1,349,101
                                                                            ===========   ===========   ============

SUPPLEMENTAL DISCLOSURE--cash paid for interest                                 $ 3,551      $ 30,203      $ 118,880
                                                                                 ======       =======       ========

       The accompanying notes are an integral part of these statements.

           SUPPLEMENTAL INFORMATION TO THE STATEMENTS OF CASH FLOWS
           --------------------------------------------------------

The following significant noncash transactions occurred during the three years affecting the Partnership's financial statements:


     1. During 1996, the Partnership was deeded land with a value of $88,424 in exchange for a note receivable from a tenant.

     2. During 1996, equipment was transferred to the Partnership with an estimated value of $37,600 in exchange for delinquent rent from a tenant.

     3. During 1996, security deposits totaling $67,932 were applied as equipment lease payments for a tenant.

     4. During 1996, the Partnership incurred leasing commissions totaling $53,520 which were unpaid at year-end.

       The accompanying notes are an integral part of these statements.

            DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 1996, 1995 AND 1994


1.   ORGANIZATION AND BASIS OF ACCOUNTING:
     -------------------------------------

DiVall Insured Income Properties 2 Limited Partnership (the "Partnership") was formed on November 18, 1987, pursuant to the Uniform Limited Partnership Act of the State of Wisconsin. The initial capital which was contributed during 1987, consisted of $300, representing aggregate capital contributions of $200 by the former general partners and $100 by the Initial Limited Partner. The minimum offering requirements were met and escrowed subscription funds were released to the Partnership as of April 7, 1988. On January 23, 1989, the former general partners exercised their option to increase the offering from 25,000 interests to 50,000 interests and to extend the offering period to a date no later than August 22, 1989. On June 30, 1989, the general partners exercised their option to extend the offering period to a date no later than February 22, 1990. The offering closed on February 22, 1990, at which point 46,280.3 interests had been sold, resulting in total offering proceeds, net of underwriting compensation and other offering costs, of $39,358,468.

The Partnership is currently engaged in the business of owning and operating its investment portfolio (the "Properties") of commercial real estate and recovering the assets misappropriated by the former general partners and their affiliates. The Properties are leased on a triple net basis to, and operated by, franchisors or franchisees of national, regional, and local retail chains under long-term leases. The lessees consist primarily of fast-food, family style, and casual/theme restaurants, but also include an auto tag agency, a video rental store and a child care center. At December 31, 1996, the Partnership owned 36 properties with specialty leasehold improvements in 15 of these properties.

Rental revenue from investment properties is recognized on the straight-line basis over the life of the respective lease. Revenue from direct financing leases is recognized at level rates of return over the term of the lease.

Depreciation of the properties is provided on a straight-line basis over 31.5 years, which is the estimated useful lives of the buildings and improvements. Equipment is depreciated on a straight-line basis over the estimated useful lives of 5 to 7 years.

Deferred charges represent leasing commissions paid when properties are leased to tenants other than the original tenant. Leasing commissions are capitalized and amortized over the life of the lease.

Real estate taxes on the Partnership's investment properties are the responsibility of the tenant. However, when a tenant fails to make the required tax payments or when a property becomes vacant, the Partnership makes the appropriate payment to avoid possible foreclosure of the property. Taxes are accrued in the period in which the liability is incurred.

Cash and cash equivalents include cash on deposit with financial institutions and highly liquid temporary investments with initial maturities of 90 days or less.

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

During 1996, the Partnership adopted Statement of Financial Accounting Standards No.121 ("SFAS 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, which requires that all long-lived assets be reviewed for impairment in value whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS 121 had no impact on the Partnership's financial statements in 1996.

The Partnership will be dissolved on November 30, 2010, or earlier upon the prior occurrence of any of the following events: (a) the disposition of all properties of the Partnership; (b) the written determination by the General Partner that the Partnership's assets may constitute "plan assets" for purposes of ERISA; (c) the agreement of Limited Partners owning a majority of the outstanding interests to dissolve the Partnership; or (d) the dissolution, bankruptcy, death, withdrawal, or incapacity of the last remaining General Partner, unless an additional General Partner is elected previously by a majority of the Limited Partners.

No provision for Federal income taxes has been made, as any liability for such taxes would be that of the individual partners rather than the Partnership. At December 31, 1996, the tax basis of the Partnership's assets exceeded the amounts reported in the accompanying financial statements by approximately $8,300,000.

The following represents a reconciliation of net income as stated on the Partnership statements of income to net income for tax reporting purposes:

                                                    1996         1995         1994
                                                 -----------  -----------  -----------
Net income, per statements of income             $3,277,512   $1,782,105   $2,158,283

Book to tax depreciation difference                 (35,161)      (6,450)      17,262
Book over tax gain from asset disposition           (98,501)     (82,904)           0
Straight line rent adjustment                        37,156       13,747      (10,308)
Affiliate receivable basis adjustment                     0            0      (19,136)
Bad debt reserve/expense                           (488,777)     111,762       63,733
Real estate tax expense                             (65,881)      16,804      (94,368)
Minimum rent receivable                                   0            0     (188,176)
Book valuation adjustment of real property          126,052      254,881      128,127
Book valuation adjustment of equipment leases             0       50,820            0
Other, net                                          215,779       (6,437)      22,539
                                                 ----------   ----------   ----------
   Net income for tax reporting
    purposes                                     $2,968,179   $2,134,328   $2,077,956
                                                 ==========   ==========   ==========

2.   REGULATORY INVESTIGATION:
     -------------------------

A preliminary investigation during 1992 by the Office of Commissioner of Securities for the State of Wisconsin and the Securities and Exchange Commission (the "Investigation") revealed that during at least the four years ended December 31, 1992, the former general partners of the Partnership, Gary J. DiVall ("DiVall") and Paul E. Magnuson ("Magnuson") had transferred substantial cash assets of the Partnership and two affiliated publicly registered partnerships, DiVall Insured Income Fund Limited Partnership ("DiVall 1") and DiVall Income Properties 3 Limited Partnership ("DiVall 3") (collectively the "Partnerships") to various other entities previously sponsored by or otherwise affiliated with DiVall and Magnuson. The unauthorized transfers were in violation of the respective Partnership Agreements and resulted, in part, from material weaknesses in the internal control system of the Partnerships. The aggregate amount of the misappropriations, related costs, and 9% interest accrued since January 1, 1993, is approximately $14,000,000, of which approximately $5,641,000 has been attributed to the Partnership and is reflected as due from former affiliates on the balance sheet at December 31, 1996. The 9% interest accrued as of December 31, 1996, amounted to approximately $1,918,000 and is not reflected in the accompanying income statement. As of December 31, 1995, approximately $6,353,000 was reflected as due from former affiliates based on estimated overall misappropriation and related costs of $15,700,000.

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

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation. Through December 31, 1996, $5,160,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, the Partnership has recognized $864,000 as income, which represents its share of the excess recovery. The current General Partner continues to pursue recoveries of the misappropriated funds, however no further significant recoveries are anticipated.

3.   INVESTMENT PROPERTIES:
     ----------------------

As of December 31, 1996, the Partnership owned 33 fully constructed fast-food restaurants, an auto tag agency, a video store, and a preschool. The properties are composed of the following: ten (10) Wendy's restaurants, eight (8) Hardee's restaurants, seven (7) Denny's restaurants, one (1) Applebee's restaurant, one
(1) Popeye's Famous Fried Chicken restaurant, one (1) Country Kitchen restaurant, one (1) Hooter's restaurant, one (1) Kentucky Fried Chicken restaurant, one (1) Hostetler's restaurant, one (1) Miami Subs restaurant, one
(1) Village Inn restaurant, one (1) Hallandale Tag Agency, one (1) Blockbuster Video store, and one (1) Sunrise Preschool. The 36 properties are located in a total of thirteen (13) states.

From time to time, the Partnership experiences interruptions in rental receipts due to tenant delinquencies and vacancies. At December 31, 1996, two of the Partnership's properties were unoccupied. During 1995, the tenant of the Country Kitchen restaurant in Cedar Rapids, Iowa, vacated the property and stopped making rent payments. Management is marketing the property for sale or lease. During 1996, the tenant of the Hardee's restaurant in Delavan, Wisconsin, vacated the property and paid a lease termination fee of $37,500. The property is currently under contract for sale to the former tenant.

The total cost of the investment properties and specialty leasehold improvements includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners.

According to the Partnership Agreement, the former general partners were to commit 80% of the original offering proceeds to investment in properties. Upon the close of the offering, approximately 75% of the original proceeds was invested in the Partnership's properties.

The Current General Partner receives a fee for managing the Partnership equal to 4% of the gross receipts, with a maximum reimbursement for office rent and related office overhead of $25,000 between the three affiiliated Partnerships. Effective March 1, 1996, the minimum management fee and the maximum reimbursement for office rent and overhead increased by 2.8% representing the allowable annual Consumer Price Index adjustment per the Permanent Manager Agreement ("PMA"). For purposes of computing the 4% overall fee, gross receipts includes amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. TPG has received fees from the Partnership totaling $44,995 to date on the amounts recovered, which has been offset against the 4% minimum fee.

The tenant of the Partnership's eight (8) Hardee's restaurants has experienced sales difficulties over the past three years. Effective December 31, 1995, management entered into a one-year lease modification with the tenant for 1996 resulting in a $200,000 decrease in base rent for the year and agreed to capitalize delinquent rents totaling $112,000 into a five-year note earning 10% interest. During the Fourth Quarter of 1996, management terminated six (6) of the leases and entered into new leases on five (5) of the properties with Hardee's Food Systems, Inc. In connection with the transaction, the capitalized rent was received. The new leases resulted in annual rents which are $255,000 lower than the former tenant's contract rent and $106,000 lower than the 1996 adjusted rents. In connection with the transaction, the original tenant terminated their equipment leases in three of the properties and the equipment was sold to the new tenant for $80,000, resulting in a loss to the Partnership of $95,000. Additionally, purchase options were granted on three of the properties. Those properties were written down to the option price at December 31, 1996.

The Partnership owns four (4) restaurants located on parcels of land where it has entered into long-term ground leases. Two (2) of these leases are paid by the tenant and two (2) are paid by the Partnership. The leases paid by the Partnership are considered operating leases and the lease payments are expensed in the periods to which they apply. The lease terms require aggregate minimum annual payments of approximately $124,000 and expire in the years ranging from 1998 to 2003.

The tenant operating a Denny's restaurant on Camelback Road in Phoenix, Arizona, has not formally exercised its option to extend its lease which expired on January 30, 1993, but continues to operate the restaurant and pay rent. Management is currently negotiating a possible new lease or sale of the property to the tenant.

Several of the Partnership's property leases contained purchase option provisions with stated purchase prices in excess of the original cost of the properties. The Partnership's lease with an Arby's restaurant in Champaign, Illinois, contained a purchase option with an option price of $300,000. The Partnership acquired the property at a cost of $389,757. During the Fourth Quarter of 1994, the tenant notified the Partnership of its intent to exercise the purchase option. The property was written down to $300,000, the option price, at December 31, 1994. The sale closed during the Second Quarter of 1995. The current General Partner is not aware of any additional unfavorable purchase options in relation to original cost. Apple South, Inc. the tenant of two Applebee's restaurants, notified Management of its intent to exercise an option in its lease to purchase those properties. One sale closed in January 1996, resulting in an approximate gain of $484,000. The other sale took place during September 1996 and resulted in an approximate gain of $446,000.

4.   PARTNERSHIP AGREEMENT:
     ----------------------

The Partnership Agreement, prior to an amendment effective May 26, 1993, provided that, for financial reporting and income tax purposes, net profits or losses from operations were allocated 90% to the Limited Partners and 10% to the general partners. The Partnership Agreement also provided for quarterly cash distributions from Net Cash Receipts, as defined, within 60 days after the last day of the first full calendar quarter following the date of release of the subscription funds from escrow, and each calendar quarter thereafter, in which such funds were available for distribution with respect to such quarter. Such distributions were to be made 90% to Limited Partners and 10% to the former general partners, provided, however, that quarterly distributions were to be cumulative and were not to be made to the former general partners unless and until each Limited Partner had received a distribution from Net Cash Receipts in an amount equal to 10% per annum, cumulative simple return on his or her Adjusted Original Capital, as defined, from the Return Calculation Date, as defined.

Net Proceeds, as originally defined, were to be distributed as follows: (a) to the Limited Partners, an amount equal to 100% of their Adjusted Original Capital; (b) then, to the Limited Partners, an amount necessary to provide each Limited Partner a Liquidation Preference equal to a 13.5% per annum, cumulative simple return on Adjusted Original Capital from the Return Calculation date including in the calculation of such return all prior distributions of Net Cash Receipts and any prior distributions of Net Proceeds under this clause; and (c) then, to Limited Partners, 90% and to the General Partners, 10%, of the remaining Net Proceeds available for distribution.

On May 26, 1993, pursuant to the results of a solicitation of written consents from the Limited Partners, the Partnership Agreement was amended to replace the former general partners and amend various sections of the agreement. The former general partners were replaced as General Partner by The Provo Group, Inc., an Illinois corporation. Under the terms of the amendment, net profits or losses from operations are allocated 99% to the Limited Partners and 1% to the current General Partner. The amendment also provided for distributions from Net Cash Receipts to be made 99% to Limited Partners and 1% to the current General Partner provided, that quarterly distributions will be cumulative and will not be made to the current General Partner unless and until each Limited Partner has received a distribution from Net Cash Receipts in an amount equal to 10% per annum, cumulative simple return on his or her Adjusted Original Capital, as defined, from the Return Calculation Date, as defined, except to the extent needed by the General Partner to pay its federal and state income taxes on the income allocated to them attributable to such year. Distributions paid to the General Partner are based on the estimated tax liability resulting from allocated income. Subsequent to the filing of the General Partner's income tax returns, a true-up with actual distributions is made.

The provisions regarding distribution of Net Proceeds, as defined, were also amended to provide that Net Proceeds are to be distributed as follows: (a) to the Limited Partners, an amount equal to 100% of their Adjusted Original Capital; (b) then, to the Limited Partners, an amount necessary to provide each Limited Partner a Liquidation Preference equal to a 13.5% per annum, cumulative simple return on Adjusted Original Capital from the Return Calculation Date including in the calculation of such return on all prior distributions of Net Cash Receipts and any prior distributions of Net Proceeds under this clause, except to the extent needed by the General Partner to pay its federal and state income tax on the income allocated to its attributable to such year; and (c) then, to Limited Partners, 99%, and to the General Partner, 1%, of remaining Net Proceeds available for distribution.

Additionally, per the amendment of the Partnership Agreement dated May 26, 1993, the total compensation paid to all persons for the sale of the investment properties shall be limited to a competitive real estate commission, not to exceed 6% of the contract price for the sale of the property. The General Partner may receive up to one-half of the competitive real estate commission, not to exceed 3%, provided that the General Partner provides a substantial amount of services in the sales effort. It is further provided that a portion of the amount of such fees payable to the General Partner is subordinated to its success in recovering the funds misappropriated by the former general partners. (See Note 8.)

5.   LEASES:
     -------

Lease terms for the majority of the investment properties are 20 years from their inception. The leases generally provide for minimum rents and additional rents based upon percentages of gross sales in excess of specified breakpoints. The lessee is responsible for occupancy costs such as maintenance, insurance, real estate taxes, and utilities. Accordingly, these amounts are not reflected in the statements of income except in circumstances where, in management's opinion, the Partnership will be required to pay such costs to preserve its assets (i.e., payment of past-due real estate taxes). Management has determined that the leases are properly classified as operating leases; therefore, rental income is reported when earned and the cost of the property, excluding the cost of the land, is depreciated over its estimated useful life.

Aggregate minimum lease payments to be received under the leases for the Partnership's properties are as follows:

          Year ending
          December 31,
          1997                          $ 2,908,582
          1998                            2,810,316
          1999                            2,804,916
          2000                            2,801,584
          2001                            2,692,654
          Thereafter                     20,617,293
                                        -----------
                                        $34,635,345
                                        ===========

Percentage rentals included in rental income in 1996, 1995, and 1994 were $578,747, $719,407, and $708,706, respectively. The decrease in percentage rental income is a result of the sale of various properties subject to percentage rent.

Ten (10) of the properties are leased to Wensouth Orlando, a franchisee of Wendy's restaurants. Wensouth base rents accounted for 26% of total base rents for 1996.

Five (5) of the properties are leased to Hardee's Food Systems, Inc., the corporate owner of Hardee's restaurants. Base rents for those leases account for 12% of total base rents.

6.   TRANSACTIONS WITH CURRENT GENERAL PARTNER:
     ------------------------------------------

Amounts incurred to the current General Partner for the years ended December 31, 1996, 1995, and 1994, are as follows:

                                        Incurred            Incurred            Incurred
                                   for the year ended  for the year ended  for the year ended
     Current General Partner       December 31, 1996   December 31, 1995   December 31, 1994
---------------------------------  ------------------  ------------------  ------------------
Management fees                              $202,587            $164,350            $171,256
Disposition fees                               66,750               3,000               3,300
Restoration fees                               33,408               2,616               8,971
Overhead allowance                             14,301              13,914              13,546
Leasing Commissions                            53,620                   0                   0
Reimbursement for out-of-pocket                21,781              19,148              14,268
 expenses
Cash distribution                              13,110               5,080               8,959
                                             --------            --------            --------
                                             $405,557            $208,108            $220,300
                                             ========            ========            ========

7.   NET INVESTMENT IN DIRECT FINANCING LEASES:
     ------------------------------------------

The net investment in direct financing leases which includes the Partnership's specialty leasehold improvement leases, is comprised of the following as of December 31, 1996:

              Minimum lease payments receivable                  $104,156
              Estimated residual values of leased
                   property (non-recourse)                         22,364
              Less-Unearned income                                (17,694)
                                                                 --------

                   Net investment in direct
                     financing leases                            $108,826
                                                                 ========

At December 31, 1996, future minimum lease payments for each of the three succeeding fiscal years are as follows:

                     Year ending
                     December 31,
                     1997                                        $ 60,960
                     1998                                          37,860
                     1999                                          27,700
                                                                 --------
                                                                 $126,520
                                                                 ========

During 1995, it was determined that the residual values of the equipment leases were overstated. Accordingly, they were written down to their estimated net realizable values as of December 31, 1995. The total amount of the write-down was approximately $72,000.

During 1996, Terratron, Inc., the tenant of eight (8) Hardee's restaurants (3 of which had equipment leases), terminated their equipment leases and purchased the equipment from the Partnership, resulting in a net loss of $95,000.

8.   CONTINGENT LIABILITIES:
     -----------------------

According to the Partnership Agreement, as amended, the current General Partner may receive a disposition fee not to exceed 3% of the contract price of the sale of investment properties. Fifty percent (50%) of all such disposition fees earned by the current General Partner is to be escrowed until the aggregate amount of recovery of the funds misappropriated from the Partnerships by the former general partners is greater than $4,500,000. Upon reaching such recovery level, full disposition fees will thereafter be payable and fifty percent (50%) of the previously escrowed amounts will be paid to the current General Partner. At such time as the recovery exceeds $6,000,000 in the aggregate, the remaining escrowed disposition fees shall be paid to the current General Partner. If such levels of recovery are not achieved, the current General Partner will contribute the amounts escrowed towards the recovery. In lieu of an escrow, 50% of all such disposition fees have been paid directly to the restoration account and then distributed among the three Partnerships. Fifty percent (50%) of the total amount paid to the recovery was refunded to the current General Partner during 1996 after exceeding the recovery level of $4,500,000. The remaining amount allocated to the Partnership may be owed to the current General Partner if the $6,000,000 recovery level is met. As of December 31, 1996, the Partnership may owe the current General Partner $16,296, which is currently reflected as a recovery, if the $6,000,000 recovery level is achieved.

9.   PMA INDEMNIFICATION TRUST:
     --------------------------

The Permanent Manager Agreement ("PMA") provides that the Permanent Manager will be indemnified from any claims or expenses arising out of or relating to the Permanent Manager serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by the Permanent Manager. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership's creditors. An Indemnification Trust ("Trust") serving such purposes has been established at United Missouri Bank, N.A. The Trust has been fully funded with Partnership assets as of December 31, 1996. Funds are invested in U.S. Treasury securities. In addition, $39,637 of earnings have been credited to the Trust as of December 31, 1996. The rights of the Permanent Manager to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by the Permanent Manager of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against the Permanent Manager and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that the Permanent Manager shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

10.  RESTORATION TRUST ACCOUNT; EXPENSE ALLOCATIONS;
     AND RELATED INTER-PARTNERSHIP RECEIVABLES:
     ------------------------------------------

Restoration costs represent expenses incurred by the Partnership associated with the misappropriated assets by the former general partners and their affiliates. These costs are allocated among the Partnerships based on each partnership's respective share of the entire misappropriation, as currently quantified. The amount of misappropriation for each partnership is adjusted annually to reflect new discoveries and more accurate quantification of amounts based on the continuing Investigation. Such adjustments may result in periodic adjustments to prior allocations of recovery costs to reflect updated information. Consequently, previous payments for restoration expenses may not be consistent with modified allocations. Based on modified allocations adjusted as of December 31, 1993, the Partnership was owed $192,358 from DiVall 3 for amounts paid on its behalf. During 1994, the Partnership made an additional adjustment increasing the amount due from DiVall 3 by $9,785. As of December 31, 1996, the Partnership has been repaid all amounts owed from DiVall 3 for restoration costs.

When recoveries are realized by the Partnerships, the amounts received are distributed to each respective partnership on the same basis as the restoration costs are currently being allocated. Additionally, any available recovery funds have been utilized first to satisfy amounts due other partnerships for amounts advanced under prior allocation methods. As of December 31, 1996, the Partnerships recovered a total of $5,120,365 from the former general partners and their affiliates, accountants and attorneys. Of this amount, the Partnership received its pro-rata share in the amount of $2,070,924. Additionally, $40,347, representing 50% of all previously escrowed disposition fees earned by the General Partner have been paid to the recovery. Of that amount, $16,296 was allocated to the Partnership and is contingently payable to the General Partner upon achievement of certain recovery levels as described in Note 8.

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

On March 24, 1994, an affiliated partnership, DiVall 1, filed a complaint in the United States District Court for the Western District of Missouri against Boatmen's First National Bank of Kansas City ("Boatmen's) seeking a declaratory judgment that Boatmen's has no right or interest in a promissory note executed in the name of DiVall 1 by the former general partners (the "Note") secured by mortgages on five DiVall 1 properties, and further seeking an injunction against foreclosure proceedings instituted against a DiVall 1 property located in Dallas, Texas under a first deed of trust and security agreement given to secure the Note (the "Foreclosure"). The former general partners borrowed $600,000 during or before 1991 from Metro North State Bank (now Boatmen's). The proceeds of the Note were not received by DiVall 1. As of December 31, 1996, DiVall 1 had not paid debt service on the Note. DiVall 1 received a notice of default on the
Note in October 1993, and the Foreclosure Action was filed in February, 1994. As of December 31, 1996, interest in the amount of $226,000 had accrued but was unpaid on the Note. Interest is accrued at the face rate of the note. If DiVall 1 loses the case against Boatmen's, additional interest totaling approximately $246,000, representing the default rate of interest may be due. Boatmen's has agreed to stay its foreclosure proceedings pending the outcome of the litigation. Boatmen's answered the complaint and filed a motion for summary judgment to which DiVall 1 responded. The District Court granted Boatmen's motion for summary judgement. DiVall 1 appealed and the Eighth Circuit Court of Appeals reversed the District Court's ruling. The case was sent back to the District Court for further discovery and trial. Trial of the case is scheduled to begin on June 23, 1997. Pursuant to the Restoration Trust Account procedures described above, all of the Partnerships are sharing the expenses of this litigation and any recoveries resulting effectively from the partial or full cancellation of the alleged indebtedness will be allocated among the three Partnerships on the same basis as the restoration costs are currently being allocated.

11.  LITIGATION:
     -----------

On March 16, 1993, the Partnership, along with DiVall 1 and DiVall 3, initiated a lawsuit against Ernst & Young LLP ("E & Y"), a certified public accounting firm, in the Circuit Court of Dane County, Wisconsin in connection with the audits of the Partnerships performed by E & Y for the years 1989, 1990, and 1991. The Partnerships requested the payment of damages in the amount of $9,000,000, plus interest, attorneys fees and costs, and whatever additional relief the court deemed just and proper. The Partnerships hired legal counsel under a contingent fee arrangement to prosecute all of the Partnerships' claims. E & Y filed an Answer denying that it was negligent.

E & Y also filed third-party claims alleging fraud and negligence on the part of the Partnerships' former law firm, Quarles & Brady. The Partnerships also filed claims against Magnuson, DiVall, DiVall Real Estate Investment Corporation, David Shea, and Quarles & Brady.

The trial of the case was scheduled to take place in Iowa County, Wisconsin, beginning March 20, 1996. Shortly before trial the Partnerships reached a resolution of their claims against Quarles & Brady. A resolution of the claims against Ernst & Young was reached after opening statements. As a result of these settlements, net proceeds to the Partnership, after the payment of contingent legal fees and related costs, totaled approximately $900,000.

As part of the Permanent Manager Agreement, DiVall, Magnuson, and entities owned by them, granted the Partnership a security interest in certain promissory notes and mortgages from other DiVall related entities (the "Private Partnerships"). In the aggregate, the face amount of these notes were equal to a minimum of $8,264,932. In addition, DiVall, Magnuson, and related entities owned by them, granted the Partnership a security interest in their general partner interests in the Private Partnerships. The foregoing security interests were to secure the repayment of the funds which were diverted by DiVall and Magnuson from the Partnership. The Partnership shares such security interests with DiVall 1 and DiVall 3. These promissory notes and mortgages are not recorded on the balance sheets of the Partnerships, but are recorded as recoveries on a cash basis upon settlement.

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

The Partnership's experience in those bankruptcy cases that have concluded, either through the approval of Plans of Reorganization, dismissal of the bankruptcies, settlements or a combination of the foregoing, is that (i) the value of the obligations of the Private Partnerships assigned to the Partnership has been at a significant discount to their face amounts, and (ii) the General Partner interests in such Private Partnerships often have little economic value. The Partnership's recoveries in these bankruptcies have been on a steeply discounted basis.

Plans of reorganization have been filed in the bankruptcies, and settlement agreements in all of the Private Partnerships have been reached. Settlements in the bankruptcies have resulted in cash payments to the Partnerships of a total of $720,000 and notes secured by subordinated mortgages in the aggregate amount of $625,000. The Partnerships subsequently sold the secured notes for a total of $175,000.

12.  FORMER GENERAL PARTNERS' CAPITAL ACCOUNTS:
     ------------------------------------------

The capital account balance of the former general partners as of May 26, 1993, the date of their removal as general partners pursuant to the results of a solicitation of written consents from the Limited Partners, was a deficit of $840,229. At December 31, 1993, the former general partners' deficit capital account balance in the amount of $840,229 was reallocated to the Limited Partners.

13.  SUBSEQUENT EVENTS:
     ------------------

On February 15, 1997, the Partnership made distributions to the Limited Partners of $1,000,000 amounting to $21.61 per limited partnership interest.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The General Partner of the Partnership is The Provo Group, Inc., an Illinois corporation ("TPG") with its principal office at 101 West 11th Street, Suite 1110, Kansas City, Missouri 64105. TPG was elected General Partner by vote of the Limited Partners effective on May 26, 1993. TPG had been managing the Partnership since February 8, 1993, under the terms of the Permanent Manager Agreement ("PMA"), which remains in effect. TPG also serves as the corporate general partner for DiVall 1 and DiVall 3. See Items 1 and 13 hereof for additional information about the PMA and the election of TPG as General Partner.

The executive officers and director of the General Partner who control the affairs of the Partnership are as follows:

     BRUCE A. PROVO, AGE 46 - PRESIDENT, FOUNDER AND DIRECTOR.
     Mr. Provo has been involved in the management of real estate and other asset portfolios since 1979. Since he founded the company in 1985, Mr. Provo has been President of TPG. From
     1982 to 1986, Mr. Provo served as President and Chief Operating Officer of the North Kansas City Development Company ("NKCDC"), North Kansas City, Missouri. NKCDC was founded in 1903 and the assets of the company were sold in December, 1985 for $102,500,000. NKCDC owned commercial and industrial properties, including an office park and a retail district, as well as apartment complexes, motels, recreational facilities, fast food restaurants, and other properties. NKCDC's holdings consisted of over 100 separate properties and constituted approximately 20% of the privately held real property in North Kansas City, Missouri (a four square mile municipality). Following the sale of the company's real estate, Mr. Provo served as the President, Chief Executive Officer and Liquidating Trustee of NKCDC from 1986 to 1991.

     Mr. Provo graduated from the Miami University, Oxford, Ohio in 1972 with a B.S. in Accounting. He became a Certified Public Accountant in 1974 and was a manager in the banking and financial services division of Arthur Andersen LLP prior to joining Rubloff Development Corporation in 1979. From 1979 through 1985, Mr. Provo served as Vice President - Finance and then as President of Rubloff Development Corporation. Mr.
     Provo has previously served on the Board of Directors of the National Realty committee, a legislative "watchdog" organization for the commercial real estate industry headquartered in Washington, DC.

     KRISTIN J. ATKINSON, AGE 34 - VICE PRESIDENT - FINANCE AND ADMINISTRATION. Ms. Atkinson joined The Provo Group, Inc. in September 1994 to provide management expertise in the areas of financial controls and management accounting services for four limited partnerships managed by TPG. Prior to joining TPG, Ms. Atkinson was Manager of Financial Reporting for Farm &
     Home Savings Association, a $4 billion savings and loan association, for nine years where she was responsible for supervision of the preparation of internal and external financial documentation, including regulatory filings for the savings association and its parent company. Ms. Atkinson graduated Magna Cum Laude with a B.S. in Accounting from Missouri Southern State College in Joplin, Missouri and worked as an accountant for James P. Arthus and Company for one year before joining Farm & Home Savings Association.

     BRENDA BLOESCH, AGE 35 - DIRECTOR OF INVESTOR RELATIONS. Ms. Bloesch joined The Provo Group, Inc. in March 1993, to oversee and provide various levels of client support for more than 8,000 broker dealers, registered representatives, custodians and investors. Primarily responsible for all communications regarding four limited partnerships managed by TPG, Ms. Bloesch is also involved with database management and partnership compliance issues. Prior to joining TPG, Ms. Bloesch was Manager of Investment Services at DiVall Real Estate Investment Corporation ("DREIC") for four years and Publisher Services Manager at NewsNet, Inc. for five years. Her role at DREIC allowed Ms. Bloesch to obtain extensive knowledge of limited partnerships and gain familiarity with the broker and investor communities. Ms. Bloesch is a graduate of Lock Haven University in Lock Haven, Pennsylvania, where she received her B.A. in Journalism and Media Studies.

The Advisory Board, although its members are not "Directors" or "Executive Officers" of the Partnership, provides advisory oversight to management of the Partnership and consists of:

     D. TODD WITTHOEFT - VICE PRESIDENT OF NELSON WITTHOEFT FINANCIAL. Mr.Witthoeft has been an investment broker for over ten (10) years and was one of the original founders of Calton and Associates. Mr. Witthoeft serves as part of the firm's due diligence committee which reviews the structure of public and private limited partnerships prior to offering to clients. Mr. Witthoeft has over 400 clients and has taught personal financial planning courses. Mr. Witthoeft holds the following securities licenses: Options Principal, Licensed Life Insurance Agent - series 4; General Securities Representative - series 7;
     General Securities Principal - series 24; and State Agent - series 63.

     GERHARD ZOLLER - ADVISOR. Mr. Zoller is currently involved in special training projects at J.H. indorff & Son, Inc., a leading construction firm in Wisconsin. Mr. Zoller has worked for his company for 27 years and served as both President and then Chairman of the Board in more recent years. Prior business background and experience include positions as Project Manager, Estimator and Chief Executive. Mr. Zoller has also been actively managing personal investments for over 25 years including several real estate limited partnerships. Mr. Zoller is a Limited Partner in DiVall 1.

     RICHARD W. OTTE - EDITORIAL WRITER. Mr. Otte is in his sixth year as an Editorial Board Member and editorial writer for The Volusion, a DeLand, Florida, subsidiary of the News-Journal Corporation in Daytona Beach, Florida. Mr. Otte retired in 1988 after 34 years with the Dispatch Printing Co., serving his last eight years as Managing Editor of the Columbus Dispatch and as a member of its Operating Committee. He previously was the executive sports editor of the newspaper in Ohio's capital city. Mr. Otte's 49 years in professional journalism also include news reporting, editing and sports assignments with the Daytona Journal Herald and Springfield News-Sun. Mr. Otte is a Limited Partner in DiVall 2.

     ALBERT H. ESCHEN - OPTOMETRIST. Dr. Eschen has been an optometrist for 46 years and is also employed by New York City's Department of Health. Prior business experience include partnerships or personal investments in Crown Nursing Home; Coronet Nursing Home; and Sands Hotel & Casino. Dr. Eschen is currently a member of the American Optometry Association and is a member of the Board of Directors Illinois College Alumni Association. Dr. Eschen was past-President of the Brooklyn Optometric Society and was the first optometrist to be appointed to New York City's Department of Health. Dr. Eschen is a Limited Partner in DiVall 3.

ITEM 11.  EXECUTIVE COMPENSATION

The Partnership has not paid any "executive compensation" to the corporate General Partner or to the directors and officers of the General Partner. The General Partner's participation in the income of the Partnership is set forth in the Agreement of Limited Partnership and amendments thereto, which are filed as Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5 hereto. The current General Partner received management fees and expense reimbursements during the year.

See Item 13, below, and Note 6 to the financial statements in Item 8 hereof for further discussion of payments by the Partnership to the General Partner and the former general partners.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) As of December 31, 1996, no one person or group is known by the Partnership to own beneficially more than 5% of the outstanding interests of the Partnership.

(b) As of December 31, 1996, neither the General Partner nor any of their affiliates owned any Limited Partner Interests in the Partnership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The compensation to be paid to TPG is governed by the Partnership Agreement, as amended by vote of the Limited Partners to reflect the terms of the PMA. TPG's compensation includes a base fee equal to 4% of the Partnership's gross collected receipts, subject to a minimum of $159,000 per year. For this purpose, "gross collected receipts" means all cash revenues arising from operations and reserves of the Partnerships, including any proceeds recovered with respect to the obligations of the former general partners. The portion of such fee resulting from recoveries from former general partners is designated as restoration fees. TPG is also entitled to reimbursement for office rent and utilities not to exceed $13,250 per year. TPG is entitled to reimbursement of reasonable direct costs and expenses, such as travel, lodging, overnight delivery and postage, but has no right to be reimbursed for administrative expenses such as payroll, payroll taxes, insurance, retirement and other benefits, base phone and fax charges, office furniture and equipment, copier rent, and the like. Between the three Partnerships, TPG is entitled to an aggregate minimum base management fee of $300,000 per year and reimbursement for office rent in the maximum amount of $25,000 per year. The Partnership shall only be responsible for its allocable share of such minimum and maximum amounts as indicated above ($159,000 minimum base fee and $13,250 maximum rent reimbursement). TPG is entitled to an annual increase in the minimum base management fee and maximum office overhead reimbursement in an amount not to exceed the percentage increase in the Consumer Price Index ("CPI") for the immediately preceding calendar year. Effective March 1, 1996, the minimum management fee and the maximum reimbursement for office rent and overhead increased by 2.8% representing the allowable annual CPI adjustments. Additionally, TPG is allowed up to one-half of the Competitive Real Estate Commission, not to exceed 3% upon the disposition of assets. The payment of a portion of such fees is subordinated to TPG's success at recovering the funds misappropriated by the former general partners.

The PMA has an expiration date of December 31, 2002, but may be terminated earlier (a) by a vote at any time by a majority in interest of the Limited Partners, (b) upon the dissolution and winding up of the Partnership, (c) upon the entry of an order of a court finding that the Permanent Manager has engaged in fraud or other like misconduct or has shown itself to be incompetent in carrying out its duties under the Partnership Agreement, or (d) upon sixty (60) days written notice from the Permanent Manager to the Limited Partners of the Partnership. Upon termination of the PMA, other than by the voluntary action of TPG, TPG shall be paid a termination fee of one month's Base Fee allocable to the Partnership, subject to a minimum of $13,250. In the event that TPG is terminated by action of a substitute general partner, TPG shall also receive, as part of this termination fee, 4% of any proceeds recovered with respect to the obligations of the former general partners, whenever such proceeds are collected.

Under the PMA, TPG shall be indemnified by the Partnership, DiVall and Magnuson, and their controlled affiliates, and shall be held harmless from all claims of any party to the Partnership Agreement and from any third party including, without limitation, the Limited Partners of the Partnership, for any and all liabilities, damages, costs and expenses, including reasonable attorneys' fees, arising from or related to claims relating to or arising from the PMA or its status as Permanent Manager. The indemnification does not extend to claims arising from fraud or criminal misconduct of TPG as established by court findings. To the extent possible, the Partnership is to provide TPG with appropriate errors and omissions, officers liability or similar insurance coverage, at no cost to TPG. In addition, TPG is granted the right to establish and segregate Partnership assets in an amount, not to exceed $250,000, solely for the purpose of funding such indemnification obligations (the "Indemnification Trust"). Once a determination has been made that no such claims can or will be made against TPG, the balance of the Indemnification Trust will become unrestricted cash of the Partnership. At December 31, 1996 the Partnership had fully funded the Indemnification Trust.

The following fees and reimbursements from the Partnership were incurred to management in 1996:

          The Provo Group, Inc.
          ---------------------
          Management Fees                            $202,587
          Disposition Fees                             66,750
          Restoration Fees                             33,408
          Leasing Commissions                          53,620
          Office Overhead Allowance                    14,301
          Direct Cost Reimbursements                   21,781
                                                     --------

          1996 Total                                 $392,447
                                                     ========

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.   Financial Statements

          The following financial statements of DiVall Insured Income Properties 2 Limited Partnership are included in Part II, Item 8:

          Report of Independent Public Accountants

          Balance Sheets, December 31, 1996 and 1995

          Statements of Income for the Years Ended December 31, 1996, 1995, and 1994

          Statements of Partners' Capital for the Years Ended December 31, 1996, 1995, and 1994

          Statements of Cash Flows for the Years Ended December 31, 1996, 1995, and 1994

          Notes to Financial Statements

     2.   Financial Statement Schedules

          Schedule III - Real Estate and Accumulated Depreciation

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and, therefore, have been omitted.

     3.   Listing of Exhibits

          3.1 Agreement of Limited Partnership dated as of November 18, 1987, amended as of November 25, 1987, and February 20, 1988, filed as Exhibit 3A to Amendment No. 1 to the Partnership's Registration Statement on Form S-11 as filed on February 22, 1988, and incorporated herein by reference.

          3.2 Amendments to Amended Agreement of Limited Partnership dated as of June 21, 1988, included as part of Supplement dated August 15, 1988, filed under Rule 424(b)(3), incorporated herein by reference.

          3.3. Amendment to Amended Agreement of Limited Partnership dated as of February 8, 1993, filed as Exhibit 3.3 to the Partnership's 10-K for the year ended December 31, 1992, and incorporated herein by reference.

          3.4 Amendment to Amended Agreement of Limited Partnership dated as of May 26, 1993, filed as Exhibit 3.4 to the Partnership's 10-K for the year ended December 31, 1993, and incorporated herein by reference.

          3.5 Amendment to Amended Agreement of Limited Partnership dated as of June 30, 1994, filed as Exhibit 3.5 to the Partnership's 10-K for the year ended December 31, 1994 and incorporated herein by reference.

          10.0 Permanent Manager Agreement filed as an exhibit to the Current Report on Form 8-K dated January 22, 1993, incorporated herein by reference.

          28.0 Correspondence to the Limited Partners dated February 15, 1997 regarding the Fourth Quarter 1996 distribution.

(b)  Reports on Form 8-K:

     The Registrant filed no reports on Form 8-K during the fourth quarter of fiscal year 1996.

            DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1996

                                                                                           Gross amount at which
                                         Initial cost to Partnership                     carried at end of year (A)
                                         ---------------------------              -----------------------------------------

                                                                         Costs
                                                          Building    capitalized
                                                            and        subsequent                Building and
         Property            Encumbrances     Land      Improvements       to          Land      Improvements     Total
                                                                      acquisitions
---------------------------------------------------------------------------------------------------------------------------
Palm Gardens, Florida (1)    $          -   $  495,237   $   248,388  $   -          $  325,487   $   163,258   $   488,745
Hallandale, Florida (2)                 -      502,578       289,610             -      198,084       147,937       346,021
Oconomowoc, Wisconsin (3)               -      290,400       512,350             -      290,400       428,695       719,095
Phoenix, Arizona                        -      444,224       421,676             -      444,224       421,676       865,900
Phoenix, Arizona                        -            -       295,750             -            -       295,750       295,750
N. Richland Hills, Texas                -      762,580       584,139             -      662,580       584,139     1,246,719
Sandy City, Utah                        -            -       355,847             -            -       355,847       355,847
South Milwaukee, Wisconsin              -      274,749       454,064        79,219      274,749       533,283       808,032
Phoenix, Arizona                        -      482,383       490,343             -      482,383       490,343       972,726
West Jordan, Utah                       -      274,203       343,704             -      274,203       343,704       617,907
Cedar Rapids, Iowa                      -      108,125       552,031             -      108,125       552,031       660,156
Santa Fe, New Mexico                    -            -       451,230             -            -       451,230       451,230
Augusta, Georgia                        -      215,416       434,178             -      215,416       434,178       649,594
Charleston, South Carolina              -      273,619       323,162             -      273,619       323,162       596,781
Park Forest, Illinois                   -      187,900       393,038             -      187,900       393,038       580,938
Aiken, South Carolina                   -      402,549       373,795             -      402,549       373,795       776,344
Augusta, Georgia                        -      332,154       396,659             -      332,154       396,659       728,813
Mt. Pleasant, South Carolina            -      286,060       294,878             -      286,060       294,878       580,938
Charleston, South Carolina              -      273,625       254,500             -      273,625       254,500       528,125
Aiken, South Carolina                   -      178,521       455,229             -      178,521       455,229       633,750
Des Moines, Iowa                        -      164,096       448,529       287,991      164,096       680,902       844,998
Daytona Beach, Florida                  -      291,356       738,488             -      291,356       738,488     1,029,844
Hartford, Wisconsin                     -      201,603       484,960             -      201,603       484,960       686,563
Delavan, Wisconsin (4)                  -      245,718       472,532             -      245,718       390,135       635,853
Milwaukee, Wisconsin                    -      409,143       600,902             -      409,143       600,902     1,010,045
North Augusta, Georgia                  -      250,859       409,297             -      250,859       409,297       660,156
Charleston, South Carolina              -      286,068       294,870             -      286,068       294,870       580,938
Martinez, Georgia                       -      266,175       367,575             -      266,175       367,575       633,750
Grand Forks, North Dakota               -      172,701       566,674             -      172,701       566,674       739,375
Phoenix, Arizona                        -            -       725,000             -            -       500,000       500,000
Phoenix, Arizona                        -      241,371       843,132             -      241,371       843,132     1,084,503
New Smyrna Beach, Florida               -      403,771       622,059             -      403,771       622,059     1,025,830
Ogden, Utah                             -      194,350       452,075             -      194,350       452,075       646,425
Fond du Lac, Wisconsin                  -      297,418       552,349             -      297,418       552,349       849,767
Twin Falls, Idaho                       -      155,269       483,763        60,000      155,269       543,763       699,032
Columbus, Ohio                          -      351,325       708,141             -      351,326       708,140     1,059,466
                           ------------------------------------------------------------------------------------------------
                                       $0   $9,873,899   $16,926,321      $427,210   $9,141,303   $16,448,654   $25,589,957
                           ================================================================================================

                                                                                   Life on which
                                                                                  depreciation in
                                                                                in latest statement
                                                                                   of operations
                                                                                    is computed
                             Accumulated           Date of          Date              (years)
                            depreciation        construction      aquired
------------------------------------------------------------------------------------------------------
Palm Gardens, Florida (1)   $   91,982               -            3/11/88              31.5
Hallandale, Florida (2)         99,399               -            3/11/88              31.5
Oconomowoc, Wisconsin (3)      169,095               -             5/9/88              31.5
Phoenix, Arizona               160,579               -            6/15/88              31.5
Phoenix, Arizona               112,625               -            6/15/88              31.5
N. Richland Hills, Texas       188,281               -            7/15/88              31.5
Sandy City, Utah               115,953               -            7/22/88              31.5
South Milwaukee, Wisconsin     169,666              1986           8/1/88              31.5
Phoenix, Arizona               156,154               -            8/15/88              31.5
West Jordan, Utah              108,128               -            8/22/88              31.5
Cedar Rapids, Iowa             173,667               -             9/9/88              31.5
Santa Fe, New Mexico           119,294               -           10/10/88              31.5
Augusta, Georgia               129,873               -           12/22/88              31.5
Charleston, South Carolina      96,665               -           12/22/88              31.5
Park Forest, Illinois          117,567               -           12/22/88              31.5
Aiken, South Carolina          110,363               -            2/21/89              31.5
Augusta, Georgia               117,114               -            2/21/89              31.5
Mt. Pleasant, South Carolina    87,063               -            2/21/89              31.5
Charleston, South Carolina      75,141               -            2/21/89              31.5
Aiken, South Carolina          134,406               -            3/14/89              31.5
Des Moines, Iowa               193,120              1989           8/1/89              31.5
Daytona Beach, Florida         223,757               -             4/4/89              31.5
Hartford, Wisconsin            137,546               -            4/28/89              31.5
Delavan, Wisconsin (4)         135,853               -             4/1/89              31.5
Milwaukee, Wisconsin           170,416               -             8/2/89              31.5
North Augusta, Georgia         103,365               -           12/29/89              31.5
Charleston, South Carolina      74,467               -           12/29/89              31.5
Martinez, Georgia               92,828               -           12/29/89              31.5
Grand Forks, North Dakota      143,109               -           12/28/89              31.5
Phoenix, Arizona               131,947               -             1/1/90              31.5
Phoenix, Arizona               212,927               -             1/1/90              31.5
New Smyrna Beach, Florida      157,096               -             1/5/90              31.5
Ogden, Utah                    141,864               -            1/31/90              31.5
Fond du Lac, Wisconsin         139,491               -             1/5/90              31.5
Twin Falls, Idaho              125,409               -            3/21/90              31.5
Columbus, Ohio                 165,044               -             6/1/90              31.5
                            -------------
                            $4,881,162
                            =============

(1) This property was written down to its estimated net realizable value of $400,000 at December 31, 1995.

(2) This property was written down to its estimated net realizable value of $250,000 at December 31, 1994.

(3) This property was written down to its estimated net realizable value of $550,000 at December 31, 1996.

(4) This property was written down to its estimated net realizable value of $500,000 at December 31, 1996.

            DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1996

                                 YEAR ENDED     YEAR ENDED                                         YEAR ENDED     YEAR ENDED
                                DECEMBER 31,   DECEMBER 31,                                       DECEMBER 31,   DECEMBER 31,
INVESTMENT IN REAL ESTATE           1996           1995              ACCUMULATED DEPRECIATION         1996           1995
------------------------------  -------------  -------------         ---------------------------- ------------   ------------
Balance at beginning of year     $28,180,103    $28,790,395          Balance at beginning of year   $4,822,028     $4,336,437

Deletions:                                                           Additions charged to costs
                                                                     and expenses                      511,650        542,731

Due to disposition                (2,424,094)      (355,411)         Deletion due to real estate
                                                                     disposition                      (452,516)       (57,140)
Due to property write-downs         (126,052)      (254,881)
                                     -------        -------                                            -------         ------

Balance at end of year           $25,629,957    $28,180,103          Balance at end of year         $4,881,162     $4,822,028
                                 ===========    ===========                                         ==========     ==========

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP


By:  The Provo Group, Inc., General Partner


By:    /s/ Bruce A. Provo
       -----------------------------
       Bruce A. Provo, President


Date:  March 28, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:    The Provo Group, Inc., General Partner



By:      /s/ Bruce A. Provo
         ---------------------------
         Bruce A. Provo, President


Date:    March 28, 1997



By:    /s/ Kristin J. Atkinson
       -----------------------------
       Kristin J. Atkinson
       Vice President - Finance and Administration


Date:  March 28, 1997