Form 10-K
period 1996-12-31
DIVALL INCOME PROPERTIES 3 L P
filed 1997-03-27
CIK 858715

                                   FORM 10-K
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended     December  31, 1996
                               ---------------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _________________ to ___________________

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

  (Former name, former address and former fiscal year, if changed since last report.)

     Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Limited Partnership Interests

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes     X     No_________
                                          ---------

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

                Index to Exhibits located on page:      34 - 35
                                                   ------------------

                                    PART I
ITEM 1.  BUSINESS

BACKGROUND
----------

The Registrant, DiVall Income Properties 3 Limited Partnership (the "Partnership"), is a limited partnership organized under the Wisconsin Uniform Limited Partnership Act pursuant to an Agreement of Limited Partnership dated as of December 12, 1989, and amended as of December 18, 1989, February 19, 1990, April 9, 1990, February 8, 1993, May 26, 1993, June 1, 1993, and June 30, 1994.
As of December 31, 1996, the Partnership consisted of one General Partner and 1,091 Limited Partners owning an aggregate of 17,102.52 Limited Partnership D-Interests (the "D-Interests") acquired at a public offering price of $1,000 per Interest before volume discounts. The Interests were sold pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933 dated April 23, 1990. On April 23, 1992, the Partnership closed the offering at 17,102.52 D-Interests ($17,102,520), providing net proceeds to the Partnership after volume discounts and offering costs of $14,408,872.

The Partnership is currently engaged in the business of owning and operating its investment portfolio (the "Properties") of commercial real estate and recovering the assets misappropriated by the former general partners and their affiliates. The misappropriation is more fully discussed below in Recent Developments. The Properties are leased on a triple net basis to, and operated by, franchisors or franchisees of national, regional and local retail chains under long-term leases. The lessees consist of fast-food, family style, and casual/theme restaurants. At December 31, 1996, the Partnership owned seven (7) Properties and specialty leasehold improvements for use in all seven (7) of the Properties, as more fully described in Item 2.

Prior to the disposal of the Properties, the Partnership's return on its investment will be derived principally from rental payments received from its lessees. Therefore, the Partnership's return on its investment is largely dependent, among other factors, upon the business success of its lessees. The business success of the Partnership's individual lessees can be adversely affected on three general levels. First, the tenants rely heavily on the management contributions of a few key entrepreneurial owners. The business operations of such entrepreneurial tenants can be adversely affected by death, disability or divorce of a key owner, or by such owner's poor business decisions such as an undercapitalized business expansion. Second, changes in a local market area can adversely affect a lessee's business operation. A local economy can suffer a downturn with high unemployment. Socioeconomic neighborhood changes can affect retail demand at specific sites and traffic patterns may change, or stronger competitors may enter a market. These and other local market factors can potentially adversely affect the lessees of Partnership properties. Finally, despite an individual lessee's solid business plans in a strong local market, the chain concept itself can suffer reversals or changes in management policy which can in turn affect the profitability of operations for Partnership properties. Therefore, there can be no assurance that any specific lessee will have the ability to pay its rent over the entire term of its lease with the Partnership.

Since all of the Partnership's investment in properties and equipment involves restaurant tenants, the restaurant market is the major market segment with a material impact on Partnership operations. It would appear that the management skill and potential operating efficiencies realized by Partnership lessees will be a major ingredient for their future operating success in a very competitive restaurant and food service marketplace.

There is no way to determine with any certainty, which, if any, tenants will succeed or fail in their business operations over the term of their respective leases with the Partnership. It can be reasonably anticipated that some lessees will default on future lease payments to the Partnership which will result in the loss of expected lease income for the Partnership. Management will use its best efforts to vigorously pursue collection of any defaulted amounts and to protect the Partnership assets and future rental income potential by trying to re-lease any properties with rental defaults. External events which could impact the Partnership's liquidity are the entrance of other competitors into the market areas of our tenants; liquidity and working capital needs of the leaseholders; and failure or withdrawal of any of the national franchises held by the Partnership's tenant. Each of these events, alone or in combination, would affect the liquidity level of leaseholders resulting in possible default by the tenant. Since the information regarding plans for future liquidity and expansion of closely held organizations, which are tenants of the Partnership, tends to be of a private and proprietary nature, anticipation of individual liquidity problems is difficult, and prediction of future events is nearly impossible.

A preliminary investigation during 1992 by the Office of the Commissioner of Securities for the State of Wisconsin and the Securities and Exchange Commission (the "Investigation"), revealed that during at least the three years ended December 31, 1992, two of the former general partners of the Partnership, Gary
J. DiVall ("DiVall") and Paul E. Magnuson ("Magnuson") had transferred substantial cash assets of the Partnership and two affiliated publicly registered partnerships, DiVall Insured Income Fund Limited Partnership ("DiVall 1") and DiVall Insured Income Properties 2 Limited Partnership ("DiVall 2") (collectively the "Partnerships") to various other entities previously sponsored by or otherwise affiliated with DiVall and Magnuson. The unauthorized transfers were in violation of the respective Partnership Agreements. The aggregate amount of the misappropriation, related costs and 9% interest accrued since January 1, 1993, is approximately $14,000,000, net of recoveries, of which $6,527,000 has been allocated to the Partnership.

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

THE PERMANENT MANAGER AGREEMENT
-------------------------------

The PMA was entered into on February 8, 1993, between the Partnership, DiVall 1, DiVall 2, the now former general partners DiVall and Magnuson, their controlled affiliates, and TPG, naming TPG as the Permanent Manager. The PMA contains provisions allowing the Permanent Manager to submit the PMA, the issue of electing the Permanent Manager as General Partner, and the issue of acceptance of the resignations of the former general partners to a vote of the Limited Partners through a solicitation of written consents.

TPG, as the new General Partner, has been operating and managing the affairs of the Partnership in accordance with the provisions of the PMA and the Partnership Agreement, as amended.

ADVISORY BOARD
--------------

The concept of the Advisory Board was first introduced by TPG during the solicitation of written consents for the Partnerships, and is the only type of oversight body known to exist for similar partnerships at this time. The first Advisory Board was appointed in October 1993, and held its first meeting in November 1993. The four person Board is empowered to, among other functions, review operational policies and practices, review extraordinary transactions, and advise and serve as an audit committee to the Partnership and the General Partner. The Advisory Board does not have the authority to direct management decisions or policies of the Partnership or remove the General Partner. The powers of the Board are advisory only. The Board has full and free access to the Partnership's books and records, and individual Board members have the right to communicate directly with the Limited Partners concerning Partnership business. Members of the Board are compensated $3,000 annually and $1,200 for each quarterly meeting attended.

The Board currently consists of a broker dealer representative, D. Todd Witthoeft of Nelson Witthoeft Financial; and a Limited Partner from each of the three Partnerships: Gerhard Zoller from DiVall 1, Richard Otte from DiVall 2, and Dr. Albert Eschen from the Partnership. The position of industry representative was created for approximately a three (3) year period which ended January 31, 1996. For a brief description of each Board member, refer to Item 10, Directors and Executive Officers of the Registrant.

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

     A.   Personal Property.  DiVall and Magnuson appear to have very few
          -----------------
          unencumbered personal assets which would materially benefit the Partnerships. The Partnerships have obtained security interests in substantially all of DiVall and Magnuson's assets which have been identified. The security interests included a mortgage on DiVall's residence and surrounding farm land which was subsequently sold to a third party.

     B.   Promissory Notes.  Pursuant to the PMA, DiVall, Magnuson, and entities
          ----------------
          owned by them, granted the Partnership a security interest in certain promissory notes and mortgages due from other DiVall related entities (the "Private Partnerships"). Recovery of amounts due under these notes is substantially complete, but the amount of such recoveries has been substantially discounted because many of the Private Partnerships are currently involved in bankruptcy proceedings. See Item 3, Legal Proceedings, for additional information regarding the bankruptcy proceedings of the Private Partnerships.

     C.   Land Contracts.  The Partnerships were assigned two land contracts
          --------------
          from the Partnership's former general partners. These contracts were not originally identified nor assigned in connection with the PMA and settlements have been received on these contracts.

     D.   Litigation.  The Partnerships have initiated lawsuits against the
          ----------
          Partnership's former auditors, former securities counsel, former general partners and a former affiliate. Settlements were received during 1996. Refer to Item 3, Legal Proceedings, and Note 11 to the financial statements included in Item 8 below for additional information concerning the settlement of these lawsuits.

     E.   PMA Savings.  Pursuant to the terms of the PMA, The Provo Group, Inc.
          -----------
          is to account to the former general partners for all of the following which are avoided or reduced by implementation of the PMA: (i) Fees payable to the general partner or entities controlled by the general partner, (ii) brokerage commissions, and (iii) residuals. Under the PMA, all such savings shall be credited against the amounts due from the former general partners.

Total amounts recovered at December 31, 1996, amounted to $5,161,000, of which approximately $2,406,000 was allocated to the Partnership. Currently there are few potential sources of recovery remaining.

The total amount due the Partnerships from the former general partners and their affiliates as of December 31, 1996, as a result of the misappropriation of assets, approximates $14,000,000, net of recoveries, which includes the amount of the misappropriation discovered to date, related costs, and 9% interest accrued since January 1, 1993.

ITEM 2.  PROPERTIES

The Partnership's properties are leased under 20 year leases. All leases are triple net which require the tenant to pay all property operating costs including maintenance, repairs, utilities, property taxes, and insurance. All leases contain percentage rent provisions which require the tenant to pay a specified percentage (3% to 7%) of gross sales above a threshold amount.

The Partnership owned the following properties (including specialty leasehold improvements) as of December 31, 1996:

                                                                                  Lease
Acquisi-   Property Name                               Purchase       Rental Per  Expiration  Renewal
tion Date  & Address               Lessee              Price (1)      Annum       Date        Options
---------  ---------               ------              ---------      -----       ----        -------
08/07/90   Hardee's                Midland Food        $  802,084(2)    $ 68,280  05/31/2010  (3)
           354 N Chestnut          Systems, Inc.
           Wahoo, NE

08/14/90   Hardee's                Hardee's Food        1,648,569(2)      92,000  01/31/2010  None
           2450 E Layton Ave       Systems, Inc.
           St Francis, WI

09/11/90   Applebee's              B.T. Woodlipp,       1,297,990(2)     116,040  11/30/2009  None
           2101 Greentree Rd       Inc.
           Pittsburgh, PA

02/05/91   Hardee's                Hardee's Food        1,929,472(2)      88,000  05/31/2010  None
           9505 S 13th St          Systems, Inc.
           Oak Creek, WI

07/01/91   Denny's                 L&H Restaurants,       424,187(2)      35,880  06/30/2011  None
           9060 Arapahoe Rd        Inc.
           Englewood, CO

11/13/91   Denny's                 Cypress              1,479,269(2)     140,340  01/31/2011  None
           3771 Orlando Dr         Restaurants, Inc.
           Sanford, FL

                                                                                  Lease
Acquisi-   Property Name                               Purchase       Rental Per  Expiration  Renewal
tion Date  & Address               Lessee              Price (1)      Annum       Date        Options
---------  ---------               ------              ---------      -----       ----        -------
04/28/92   Denny's                 L&H Restaurants,       791,159(2)      77,460  05/31/2012  (3)
           4375 Sinton Rd          Inc.
           Colorado Springs, CO

Footnotes.

(1) Purchase price includes all costs incurred to acquire the property.
(2) Purchase price includes cost of specialty leasehold improvements.
(3) Renewal options available.

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

The trial of the case was scheduled to take place in Iowa County, Wisconsin, beginning on March 20, 1996. Shortly before trial, the Partnerships reached a resolution of their claims against Quarles & Brady. A resolution of the claims against Ernst & Young was reached after opening statements. As a result of these settlements, net proceeds to the Partnership, after the payment of contingent legal fees and related costs, totaled approximately $1,000,000.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.
                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Although some interests have been traded, there is no active public market for limited partnership interests and it is not anticipated that an active public market for limited partnership interests will develop.

(b) As of December 31, 1996, there were 1,091 record holders of limited partnership interests in the Partnership.

(c) The Partnership Agreement, as amended, provides for distributable net cash receipts of the Partnership to be distributed on a quarterly or monthly basis, 99% to the Limited Partners and 1% to the General Partner, subject to the limitations on distributions to the General Partner described in the Amended Partnership Agreement. During 1996 and 1995, $1,650,000 and $735,000, respectively, were distributed in the aggregate to the Limited Partners. In 1996, the General Partner received aggregate distributions of $2,789, and $111 was refunded by the General Partner during 1995.

ITEM 6.  SELECTED FINANCIAL DATA

                DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP
                       (a Wisconsin limited partnership)

                 December 31, 1996, 1995, 1994, 1993, and 1992
                 (not covered by Independent Auditors' Report)

     ------------------------------------------------------------------------------------
                              1996        1995        1994         1993          1992
     ------------------------------------------------------------------------------------
     Total Revenue         $1,812,164  $  951,189  $1,079,845  $ 1,173,258   $ 1,183,738
     ------------------------------------------------------------------------------------
     Net Income (Loss)        697,472      20,425     385,971     (128,731)   (2,295,274)
     ------------------------------------------------------------------------------------
     Net Income (Loss)
     per Limited
     Partner Interest           40.37        1.18       22.34        (7.64)      (126.97)
     ------------------------------------------------------------------------------------
     Total Assets           6,720,437   8,001,587   8,723,385   10,831,833    11,164,563
     ------------------------------------------------------------------------------------
     Total Partners'
     Capital                6,486,045   7,441,362   8,155,826    9,879,128    10,469,512
     ------------------------------------------------------------------------------------
     Cash Distributions
     per Limited
     Partnership
     Interest                   96.48       42.98      123.24        27.00            (b)
     ------------------------------------------------------------------------------------

(a) The above selected financial data should be read in conjunction with the financial statements and the related notes appearing elsewhere in this annual report.

(b) During 1992, $748,417 was distributed in the aggregate to the Limited Partners. The distributions per limited partnership interest were based upon the dates of admittance of the holders of the Interests into the Partnership; therefore, presentation of distributions per Interest would not be meaningful.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

INVESTMENT PROPERTIES AND NET INVESTMENT IN DIRECT FINANCING LEASES
-------------------------------------------------------------------

The investment properties, including equipment held by the Partnership at December 31, 1996, were originally purchased at a price, including acquisition costs, of approximately $8,373,000.

Terratron, Inc. the lessee of two (2) Hardee's restaurants has experienced sales difficulties over the past three years. Effective December 31, 1995, management entered into a one-year lease modification with the tenant which reduced base rents for 1996 by approximately $85,000, Additionally, delinquent rent totaling $46,000 was capitalized into a five (5)-year note accruing interest at 10% per annum. The amount of rent capitalized was also written off as uncollectible. During the Fourth Quarter of 1996, management terminated the leases with Terratron and entered into new leases with Hardee's Food Systems, Inc. In connection with this transaction, the capitalized rent was received. The new leases resulted in annual rents which are $142,000 lower than Terratron's contract rents and $57,000 lower than 1996 adjusted rents.

The net investment in direct financing leases, which includes the Partnership's specialty leasehold improvement leases, amounted to $25,000 at December 31, 1996, compared to $976,000 at December 31, 1995. The decrease of $951,000 was a result of principal payments received along with the termination of equipment leases on the three Hardee's properties and sale of the equipment to the tenants. These terminations resulted in a loss of $116,000. These lease terminations will significantly impact future cash flows to the Partnership and will therefore impact partner distributions.

OTHER ASSETS
------------

Cash and cash equivalents, including cash restricted for real estate taxes held by the Partnership, were $1,237,000 at December 31, 1996, compared to $355,000 at December 31, 1995. The Partnership designated cash of $925,000 to fund the Fourth Quarter 1996 distributions to Limited Partners paid in February 1997; $165,000 for the payment of year-end accounts payable and accrued expenses; and the remainder represents reserves deemed necessary to allow the Partnership to operate normally. The increase is primarily due to recoveries received during the Fourth Quarter of 1996 and cash received from the sale of equipment. Cash generated through the operations of the Partnership's investment properties, sales of investment properties, and any recoveries of misappropriated funds by the former general partners will provide the sources for future fund liquidity and Limited Partner distributions.

The Partnership established an Indemnification Trust (the "Trust") during the Fourth Quarter of 1993 and deposited $130,000 in the Trust during 1994, $100,000 during 1995 and $20,000 during 1996. The provision to establish the Trust was included in the Permanent Manager Agreement for the indemnification of TPG, in the absence of fraud or gross negligence, from any claims or liabilities that may arise from TPG acting as Permanent Manager. The Trust is owned by the Partnership. For additional information regarding the Trust, refer to Note 9 to the financial statements included in Item 8 of this report.

DUE FROM FORMER AFFILIATES, ALLOWANCE FOR UNCOLLECTIBLE AMOUNTS DUE FROM FORMER
-------------------------------------------------------------------------------
AFFILIATES AND DUE TO AFFILIATED PARTNERSHIPS
---------------------------------------------

Due from former affiliates represented misappropriated assets due from the former general partners and their affiliates in the amount of $2,017,000 at December 31, 1996. The receivable decreased from the prior year due to $2,067,000 of recoveries received during the year from the former general partners and their affiliates, including a settlement received from the Partnerships' former accountants and attorneys.

The Partnership maintains a record of costs incurred in identifying or recovering the misappropriated assets. These amounts are expensed when incurred, and then recorded on the balance sheet as a restoration cost receivable with a corresponding allowance for such receivable deemed uncollectible. These costs are considered due from the former general partners and their affiliates. Interest has been accrued on the misappropriated funds since January 1, 1993, at a rate of 9% per annum and has been included in the restoration cost receivable. The receivable increased from approximately $3,253,000 at December 31, 1995 to $4,509,000 at December 31, 1996, and includes $2,191,000 of cumulative accrued interest.

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation. Through December 31, 1996, $5,160,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, the Partnership has recognized $1,000,000 as income, which represents its share of the excess recovery. The current General Partner continues to pursue recoveries of the misappropriated funds, however no further significant recoveries are anticipated.

The restoration costs are allocated among the Partnerships based on each Partnership's respective share of the misappropriation as discussed in Note 10 to the financial statements included in Item 8 of this report. The allocation is adjusted periodically to reflect any changes in the entire misappropriation. The Partnership's percentage of the allocation was increased in 1993. Consequently, the Partnership had not been paying its pro rata share of the costs. Accordingly, the Partnership recorded payables at December 31, 1993, in the amount of $295,000 and $192,000, due to DiVall 1 and DiVall 2, respectively, with corresponding amounts reflected as professional expenses related to the Investigation. Recoveries allocated to the Partnership have been used to repay the amounts owed to DiVall 1 and DiVall 2. During 1996, all amounts due to DiVall 1 and DiVall 2 were fully repaid.

LIABILITIES
-----------

Accounts payable and accrued expenses at December 31, 1996, in the amount of $30,000, primarily represented accruals of legal and auditing fees. The decrease from December 31, 1995, is a result of the payment of accrued out-of-pocket costs associated with the litigation against the Partnerships' former accountants and attorneys.

Due to Current General Partner amounted to $49,000 at December 31, 1996, and consisted of a true-up of the management fee for the year, leasing commissions on the leases executed with Hardee's Food Systems, Inc. and the Fourth Quarter distribution.

Real estate taxes payable increased from $3,000 at December 31, 1995, to $81,000 at December 31, 1996, primarily due to the collection of all 1996 taxes due in 1997 in connection with the Terratron lease termination.

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

Cash distributions paid to the Limited Partners and to the General Partner during 1996, of $1,650,000 and $2,789, respectively, have also been made in accordance with the amended Partnership Agreement. The Fourth Quarter 1996 distribution of $925,000 was paid to the Limited Partners on February 15, 1997.

RESULTS OF OPERATIONS:
----------------------

Management believes that the financial results of 1996 are not indicative of "normal" Partnership operations. There are many events which occurred since the discovery of the misappropriations in 1992 which have had a negative impact on financial results. Some of these events will continue to have a negative impact on the Partnership in the future. However, the settlement of the litigation against the Partnerships' former accountants and attorneys should result in operating results which more closely represent "normal" operations.

The Partnership reported net income for the year ended December 31, 1996, in the amount of $697,000 compared to net income for the years ended December 31, 1995 and 1994 of $20,000 and $386,000. Results for all three years were different than would be expected from "normal" operations, primarily because of costs associated with misappropriation of assets by the former general partners and their affiliates. These costs increased significantly during 1995 and 1996 as the lawsuit against the former general partner accountants and attorneys got closer to trial as well as the payment of contingent legal fees upon settlement of the litigation. Additionally, non-cash write-offs of uncollectible rent and equipment lease losses amounted to $46,000 and $97,000, respectively, in 1995, and equipment losses totaled $116,000 in 1996. Additionally, 1996 results were impacted by the reversal of a portion of the former general partner receivable write-off.

REVENUES
--------

Total revenues were $1,812,000, $951,000, and $1,080,000, for the years ended December 31, 1996, 1995, and 1994, respectively. Revenue in 1996 included a $1,000,000 reversal of a prior year write-off of the former general partner receivable.

Total revenues should approximate $600,000 annually, based on leases currently in place. Future revenues may decrease with tenant defaults and/or sales of Partnership properties. They may also increase with additional rents due from tenants, if those tenants experience sales levels which require the payment of additional rent to the Partnership. The decrease from 1996 to projected 1997 levels is primarily a result of the termination or expiration of the majority of the Partnership's equipment leases.

EXPENSES
--------

For the years ended December 31, 1996, 1995, and 1994, cash expenses amounted to approximately 48%, 70%, and 50% of total revenues, respectively. Total expenses, including non-cash items, amounted to 62%, 98%, and 64% of total revenues for the years ended December 31, 1996, 1995, and 1994, respectively. Items negatively impacting expenses during the last three years are expenses incurred primarily in relation to the misappropriation of assets by the former general partners and their affiliates, write-offs of uncollectible rent and losses on equipment leases.

For the years ended December 31, 1996, 1995, and 1994, expenses incurred in relation to the misappropriated assets amounted to $609,000, $483,000, and $264,000, respectively. Future expenses incurred in relation to the misappropriation should have a minimal impact on the Partnership.

Additional expenses impacting operating results are restoration fees paid on recoveries received, write-downs of equipment lease residuals, losses on equipment lease terminations, allowances for uncollectible rent, and losses on disposition of assets and related selling costs. The losses, write-offs, and depreciation are non-cash items and do not affect current operating cash flow of the Partnership or distributions to the Limited Partners.

INFLATION:
----------

Inflation has a minimal effect on operating earnings and related cash flows from a portfolio of triple net leases. By their nature, such leases actually fix revenues and are not impacted by rising costs of maintenance, insurance, or real estate taxes. Although the Partnership's leases have percentage rent clauses, percentage rents represented only 2% of total rental income for 1996. If inflation causes operating margins to deteriorate for lessees if expenses grow faster than revenues, then, inflation may well negatively impact the portfolio through tenant defaults.

It would be misleading to associate inflation with asset appreciation for real estate, in general, and the Partnership's portfolio, specifically. Due to the "triple net" nature of the property leases, asset values generally move inversely with interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP
                ----------------------------------------------

                       (a Wisconsin limited partnership)
                       ---------------------------------

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                  -------------------------------------------

                                                         Page
                                                         ----
     Report of Independent Public Accountants.........   13

     Balance Sheets, December 31, 1996 and 1995.......   14 - 15

     Statements of Income for the Years
     Ended December 31, 1996, 1995, and 1994..........   16

     Statement of Partners' Capital for the
     Years Ended December 31, 1996, 1995,
     and 1994.........................................   17

     Statements of Cash Flows for the Years
     Ended December 31, 1996, 1995, and 1994..........   18 - 19

     Notes to Financial Statements....................   20 - 30

     Schedule III--Real Estate and Accumulated
     Depreciation.....................................   36

                              Arthur Andersen LLP


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Divall Income Properties 3 Limited Partnership:

We have audited the accompanying balance sheets of Divall Income Properties 3 Limited Partnership (the Partnership) as of December 31, 1996 and 1995, and the related statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Divall Income Properties 3 Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/ Arthur Andersen LLP

Chicago, Illinois
March 13, 1997

                DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                                BALANCE SHEETS

                          DECEMBER 31, 1996 AND 1995
                          --------------------------


                                    ASSETS

                                                                        December 31,   December 31,
                                                                            1996           1995
                                                                        -------------  -------------
INVESTMENT PROPERTIES:  (NOTE 3)
     Land                                                                $ 2,085,836    $ 2,085,836
     Buildings and improvements                                            3,762,726      3,766,226
     Accumulated depreciation                                               (761,761)      (644,443)
                                                                         -----------    -----------
       Net investment properties                                           5,086,801      5,207,619
                                                                         -----------    -----------
NET INVESTMENT IN DIRECT FINANCING LEASES: (NOTE 7)                           25,017        976,461
                                                                         -----------    -----------
OTHER ASSETS:
     Cash and cash equivalents                                             1,155,128        312,290
     Cash restricted for real estate taxes                                    81,447         42,799
     Cash held in indemnification trust (NOTE 9)                             276,248        242,725
     Rents and other receivables (net of allowance of $45,730 in 1995)        27,186         27,955
     Due from current General Partner                                              0            792
     Deferred rent receivable                                                 41,108         42,904
     Deferred fees                                                            23,310              0
     Note receivable                                                               0         79,001
     Prepaid assets                                                            4,192          1,902
                                                                         -----------    -----------
       Total other assets                                                  1,608,619        750,368
                                                                         -----------    -----------
DUE FROM FORMER AFFILIATES: (NOTE 2)
     Due from former general partner affiliates                            2,017,488      4,084,424
     Allowance for uncollectible amounts due from former affiliates       (2,017,488)    (3,017,285)
     Restoration cost receivable                                           4,509,417      3,252,676
     Allowance for uncollectible restoration receivable                   (4,509,417)    (3,252,676)
                                                                         -----------    -----------

       Due from former affiliates, net                                             0      1,067,139
                                                                         -----------    -----------
       Total assets
                                                                         $ 6,720,437    $ 8,001,587
                                                                         ===========    ===========

       The accompanying notes are an integral part of these statements.

                DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                                BALANCE SHEETS

                          DECEMBER 31, 1996 AND 1995
                          --------------------------

                       LIABILITIES AND PARTNERS' CAPITAL

                                                               December 31   December 31,
                                                                   1996          1995
                                                               ------------  -------------
LIABILITIES:
     Accounts payable and accrued expenses                     $    30,280    $   251,948
     Due to affiliated partnerships (NOTE 10)                            0        201,912
     Due to current General Partner                                 49,327              0
     Security deposits                                              46,979        103,181
     Real estate taxes payable                                      81,217          3,184
     Unearned rental income                                         26,589              0
                                                               -----------    -----------
       Total liabilities                                           234,392        560,225
                                                               -----------    -----------
CONTINGENT LIABILITIES: (NOTE 8)

PARTNERS' CAPITAL: (NOTES 1, 4 AND 12)
     Current General Partner -
       Cumulative net income (loss)                                  9,400          2,425
       Cumulative cash distributions                                (4,222)        (1,433)
                                                               -----------    -----------

                                                                     5,178            992
                                                               -----------    -----------
     Limited Partners (17,102.52 interests outstanding)
       Capital contributions, net of offering costs             14,408,872     14,408,872
       Cumulative net loss                                        (824,530)    (1,515,027)
       Cumulative cash distributions                            (6,837,984)    (5,187,984)
       Reallocation of former general partners' deficit capital   (265,491)      (265,491)
                                                               -----------    -----------
                                                                 6,480,867      7,440,370
                                                               -----------    -----------
         Total partners' capital                                 6,486,045      7,441,362
                                                               -----------    -----------
         Total liabilities and partners' capital               $ 6,720,437    $ 8,001,587
                                                               ===========    ===========

       The accompanying notes are an integral part of these statements.

                DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                             STATEMENTS OF INCOME

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
             -----------------------------------------------------

                                                                1996       1995       1994
                                                             ----------  --------  ----------
REVENUES:
     Rental income                                           $  674,703  $758,852  $  827,136
     Interest income on direct financing leases                  85,204   118,763      98,424
     Interest income                                             51,243    57,163     123,608
     Other income                                                 1,217    16,411      30,677
     Recovery of amounts previously written off (NOTE 11)       999,797         0           0
                                                             ----------  --------  ----------

                                                              1,812,164   951,189   1,079,845
                                                             ----------  --------  ----------

EXPENSES:

     Management fees (NOTE 6)                                    86,826    56,829      65,436
     Disposition fees (NOTE 6)                                        0         0      20,415
     Disposition fees - Restoration                                   0         0      20,415
     Restoration fees (NOTE 6)                                   63,163     3,028      10,383
     Insurance                                                    5,112     4,843       5,328
     General and administrative                                  43,875    40,092      46,183
     Advisory Board fees and expenses                            16,332    18,603      19,221
     Interest                                                         0     3,293      11,046
     Professional services                                       53,761    53,511      92,735
     Professional services related to Investigation             609,079   483,320     253,222
     Depreciation                                               117,318   117,318     127,595
     Amortization                                                     0     7,566      15,131
     Loss on equipment leases                                   115,726    96,631           0
     Allowance for Uncollectible Rent                                 0    45,730           0
     Write-down of property to net realizable value               3,500         0           0
     Net loss on disposition of assets                                0         0       6,764
                                                             ----------  --------  ----------
                                                              1,114,692   930,764     693,874
                                                             ----------  --------  ----------
NET INCOME                                                   $  697,472  $ 20,425  $  385,971
                                                             ==========  ========  ==========
NET INCOME - CURRENT GENERAL PARTNER                         $    6,975  $    204  $    3,860
NET INCOME  - LIMITED PARTNERS                                  690,497    20,221     382,111
                                                             ----------  --------  ----------
                                                             $  697,472  $ 20,425  $  385,971
                                                             ==========  ========  ==========

NET INCOME  PER LIMITED
  PARTNERSHIP INTEREST, based on 17,102.52
  interests outstanding                                          $40.37     $1.18      $22.34
                                                             ==========  ========  ==========

       The accompanying notes are an integral part of these statements.

                DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                        STATEMENTS OF PARTNERS' CAPITAL

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
              ----------------------------------------------------

                                          Current General Partner                       Limited Partners
                                   -------------------------------------  -------------------------------------------
                                                                             Capital
                                   Cumulative    Cumulative               Contributions,  Cumulative     Cumulative
                                   Net Income       Cash                     Net of       Net Income        Cash
                                   (Loss)       Distributions    Total    Offering Costs   (Loss)       Distributions
                                   ----------   -------------   --------  --------------  ----------    -------------
BALANCE AT DECEMBER 31, 1993          $(1,639)        $     0   $(1,639)     $14,408,872  $(1,917,359)    $(2,345,255)

  Cash Distributions
    ($123.24 per limited
     partnership interest
     outstanding)                                      (1,544)   (1,544)                                   (2,107,729)
  Net Income                            3,860                     3,860                       382,111
                                      -------         -------   -------      -----------  -----------     -----------

BALANCE AT DECEMBER 31, 1994          $ 2,221         $(1,544)  $   677      $14,408,872  $(1,535,248)    $(4,452,984)

Cash Distributions
   ($42.98 per limited
    partnership interest
    outstanding)                                          111       111                                      (735,000)
Net Income                                204                       204                        20,221
                                      -------         -------   -------      -----------  -----------     -----------

BALANCE AT DECEMBER 31, 1995          $ 2,425         $(1,433)  $   992      $14,408,872  $(1,515,027)    $(5,187,984)

Cash Distributions
   ($96.48 per limited
    partnership interest
    outstanding)                                       (2,789)   (2,789)                                   (1,650,000)
Net Income                              6,975                     6,975                       690,497
                                      -------         -------   -------      -----------  -----------     -----------

BALANCE AT DECEMBER 31, 1996          $ 9,400         $(4,222)  $ 5,178      $14,408,872  $  (824,530)    $(6,837,984)
                                      =======         =======   =======      ===========  ===========     ===========

                                Reallocation        Total
                                ------------      ----------
BALANCE AT DECEMBER 31, 1993    $(265,491)        $9,880,767

  Cash Distributions
    ($123.24 per limited
     partnership
        interest
         outstanding)                             (2,107,729
  Net Income                                         382,111
                                ---------         ----------

BALANCE AT DECEMBER 31, 1994    $(265,491)        $8,155,149

Cash Distributions
   ($42.98 per limited
    partnership interest
    outstanding)                                  (7,440,370)
Net Income                                            20,221
                                ---------         ----------

BALANCE AT DECEMBER 31, 1995    $(265,491)        $7,440,370

Cash Distributions
   ($96.48 per limited
    partnership interest
    outstanding)
Net Income                                        (1,650,000)
                                                     690,497
                                ---------         ----------
BALANCE AT DECEMBER 31, 1996    $(265,491)        $6,480,867
                                =========         ==========

       See accompanying notes are an integral part of these statements.

                DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                           STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
             -----------------------------------------------------

                                                                                                  1996         1995         1994
                                                                                              ------------  ----------  ------------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
     Net income                                                                               $   697,472   $  20,425   $   385,971
     Adjustments to reconcile net income to net cash from (used in) operating activities -
          Depreciation and amortization                                                           117,318     124,884       142,726
          Write-down of property to net realizable value                                            3,500           0             0
          Net loss on disposition                                                                       0           0         6,764
          Recovery of amounts previously written off                                             (999,797)          0             0
          Provision for uncollectible rent                                                              0      45,730             0
          Loss on equipment leases                                                                115,726      96,631             0
          Interest applied to Indemnification Trust Account                                       (13,523)    (12,438)         (287)
          (Increase) Decrease in rents, other receivables and prepaid assets                         (729)    (50,408)        3,124
          (Increase)/Decrease in deferred rent receivable                                           1,796      (1,829)      (12,263)
          Deposits (received) applied for real estate taxes                                       (38,648)      8,314        24,232
          Increase/(Decrease) in accounts payable and accrued expenses                           (221,668)    176,024       (23,822)
          Increase/(Decrease) in due to General Partner                                            26,017        (358)         (626)
          (Decrease) in security deposits                                                         (10,614)          0       (16,785)
          Increase/(Decrease) in real estate taxes payable                                         78,033     (47,834)      (24,327)
          Increase/(Decrease) in unearned rental income                                            26,589      (5,690)          638
                                                                                              -----------   ---------   -----------
               Net cash provided from (used in) operating activities                             (218,528)    353,451       485,345
                                                                                              -----------   ---------   -----------



CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
     Principal payments received on direct financing leases                                       753,954     332,797       293,118
     Deposit to Indemnification Trust Account                                                     (20,000)   (100,000)     (130,000)
     Gross proceeds from sale of Kwik Stop                                                              0           0     1,331,785
     Recoveries from former affiliates                                                          2,066,936      75,697       259,587
     Proceeds from sale of land                                                                    36,176           0             0
     Proceeds from land easement                                                                        0      17,000             0
     Principal receipts from note                                                                  79,001     115,105       112,750
                                                                                              -----------   ---------   -----------
               Net cash provided from investing activities                                      2,916,067     440,599     1,867,240
                                                                                              -----------   ---------   -----------



CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
     Principal payments on mortgage note                                                                0     (79,298)      (84,954)
     Payments of amounts due to affiliated partnerships                                          (201,912)    (50,178)     (235,322)
     Cash distributions (to) from General Partner                                                  (2,789)        111        (1,544)
     Cash distributions to Limited Partners                                                    (1,650,000)   (735,000)   (2,107,729)
                                                                                              -----------   ---------   -----------

               Net cash (used in) financing activities                                         (1,854,701)   (864,365)   (2,429,549)
                                                                                              -----------   ---------   -----------



NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                              842,838     (70,315)      (76,964)


CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                    312,290     382,605       459,569
                                                                                              -----------   ---------   -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                                      $ 1,155,128   $ 312,290   $   382,605
                                                                                              ===========   =========   ===========
SUPPLEMENTAL DISCLOSURE--cash paid for interest                                               $         0   $   3,293   $    11,046
                                                                                              ===========   =========   ===========

       The accompanying notes are an integral part of these statements.

           Supplemental Information to the Statements of Cash Flows
           --------------------------------------------------------

The following significant non-cash transactions occurred during the three years affecting the Partnership's financial statements:

     1. During 1994, a parcel of land in Brigham City, Utah was sold in exchange for a note receivable in the amount of $225,000.

     2. During 1996, the Partnership was deeded land with a value of $36,176 in exchange for a note receivable from a tenant.

     3. During 1996, security deposits totaling $45,588 were applied as equipment lease payments for a tenant.

     4. During 1996, the Partnership incurred leasing commissions totaling $23,310 which were unpaid at year-end.

       The accompanying notes are an integral part of these statements.

                DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 1996, 1995, AND 1994

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

The Partnership is currently engaged in the business of owning and operating its investment portfolio (the "Properties") of commercial real estate and recovering the assets misappropriated by the former general partners and their affiliates. The Properties are leased on a triple net basis to, and operated by, franchisors or franchisees of national, regional and local retail chains under long-term leases. The lessees consist of fast-food, family style, and casual/theme restaurants. At December 31, 1996, the Partnership owned seven (7) properties and specialty leasehold improvements for use in all seven (7) of the Properties.

Rental revenue from investment properties is recognized on the straight-line basis over the life of the respective lease. Revenue from direct financing leases is recognized at level rates of return over the term of the lease.

Depreciation of the properties is provided on a straight-line basis over 31.5 years, which is the estimated useful lives of the buildings and improvements.

Deferred charges represent leasing commissions paid when properties are leased to tenants other than the original tenant. Leasing commissions are capitalized and amorized over the life of the lease.

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

No provision for Federal income taxes has been made, as any liability for such taxes would be that of the individual partners rather than the Partnership. At December 31, 1996, the tax basis of the Partnership's assets exceeded the amounts reported in the accompanying financial statements by approximately $2,800,000.

The following represents a reconciliation of net income as stated on the Partnership's statements of income to net income for tax reporting purposes:

                                                        1996       1995        1994
                                                     ----------  ---------  ----------
     Net income (loss), per statements of income     $ 647,472   $ 20,425   $ 385,971
     Book to tax depreciation difference                 8,491      8,525       9,501
     Straight line rent adjustment                      (1,796)    (1,829)    (12,263)
     Allowance for receivables                         (45,730)    45,730           0
     Loss on equipment leases                          (53,228)    90,822           0
     Affiliate receivable basis adjustment                   0          0    (109,310)
     Other, net                                       (168,552)    (5,510)     19,036
                                                     ---------   --------   ---------
     Net income (loss) for tax reporting purposes    $ 436,597   $158,163   $ 292,935
                                                     =========   ========   =========

2.  REGULATORY INVESTIGATION:
    -------------------------

A preliminary investigation during 1992 by the Office of the Commissioner of Securities for the State of Wisconsin and the Securities and Exchange Commission (the "Investigation") revealed that during at least the three years ended December 31, 1992, the former general partners of the Partnership, Gary J. DiVall ("DiVall") and Paul E. Magnuson ("Magnuson") had transferred substantial cash assets of the Partnership and two affiliated publicly registered partnerships, DiVall Insured Income Fund Limited Partnership ("DiVall 1") and DiVall Insured Income Properties 2 Limited Partnership ("DiVall 2") (collectively the "Partnerships") to various other entities previously sponsored by or otherwise affiliated with DiVall and Magnuson. The unauthorized transfers were in violation of the respective Partnership Agreements and resulted, in part, from material weaknesses in the internal control system of the Partnerships. The aggregate amount of the misappropriation, related costs, and 9% interest accrued since January 1, 1993, is approximately $14,000,000, of which approximately $6,527,000 has been attributed to the Partnership and is reflected as due from former affiliates on the balance sheet at December 31, 1996. The 9% interest accrued as of December 31, 1996, amounted to approximately $2,191,000 and is not reflected in the accompanying income statement. As of December 31, 1995, $7,337,000 was reflected as due from former affiliates based on an estimated overall misappropriation and related costs of $15,700,000.

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

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation. Through December 31, 1996, $5,160,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, the Partnership has recognized $1,000,000 as income, which represents its share of the excess recovery. The current General Partner continues to pursue recoveries of the misappropriated funds, however no further significant recoveries are anticipated.


3.  INVESTMENT PROPERTIES:
    ----------------------

As of December 31, 1996, the Partnership owned seven (7) fast-food restaurants comprised of: three (3) Hardee's restaurants, one (1) Applebee's restaurant, and three (3) Denny's restaurants. The seven (7) properties are located in five
(5) states.

During 1994, the Partnership sold undeveloped land which was located in Brigham City, Utah, and was originally purchased by an affiliate of the former general partners in 1990 in contemplation of constructing and leasing a Hardee's restaurant. The Partnership originally entered into the purchase and lease agreement, but subsequently assigned its rights to the affiliate. The construction never commenced, and in April 1992, the affiliate sold the parcel to the Partnership for the original cost plus excess fees and interest in the amount of $331,084. The fees and a portion of the interest are reflected as due from former affiliates and the land was being carried by the Partnership at an estimated net realizable value of $225,000 at December 31, 1993. Under the terms of the Partnership Agreement, the Partnership is prohibited from purchasing non-earning, unimproved land. In 1994, management entered into a contract to sell the land to the guarantor of the lease for the amount of $225,000. A note receivable from the purchaser in the amount of $79,001 remained outstanding at December 31, 1995 and was repaid in full during 1996.

Terratron, Inc. the lessee of two (2) Hardee's restaurants has experienced sales difficulties over the past three years. Effective December 31, 1995, management entered into a one-year lease modification with the tenant which reduced base rents for 1996 by approximately $85,000. Additionally, delinquent rent totaling $46,000 was capitalized into a five (5)-year note accruing interest at 10% per anum. The amount of rent capitalized was also written off as uncollectible.

During the Fourth Quarter of 1996, management terminated the leases with Terratron and entered into new leases with Hardee's Food Systems, Inc. In connection with this transaction, the capitalized rent was received. The new leases resulted in annual rents which are $142,000 lower than Terratron's contract rents and $57,000 lower than 1996 adjusted rents. In connection with the transaction, Terratron terminated their equipment leases and the equipment was sold to the new tenant for $380,000, resulting in a loss to the Partnership of $93,000.

The total cost of the investment properties includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners.

According to the Partnership Agreement, the former general partners were to commit 82% of the original offering proceeds to the acquisition of investment properties. Upon the close of the offering, approximately 57% of the original offering proceeds was invested in the Partnership's properties.

The Current General Partner receives a fee for managing the Partnership equal to 4% of gross receipts, with a maximum reimbursement for office rent and related office overhead of $25,000 between the three affiliated Partnerships. Effective March 1, 1996, the minimum management fee and the maximum reimbursement for office rent and overhead increased by 2.8% representing the allowable annual Consumer Price Index adjustment per the Permanent Manger Agreement ("PMA"). For purposes of computing the 4% overall fee, gross receipts includes amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. TPG has received fees from the Partnership totaling $76,574 to date on the amounts recovered, which has been offset against the 4% minimum fee.

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

Additionally, as per the amendment of the Partnership Agreement dated May 26, 1993, the total compensation paid to all persons for the sale of the investment properties shall be limited to a competitive real estate commission, not to exceed 6% of the contract price for the sale of the property. The General Partner may receive up to one-half of the competitive real estate commission, not to exceed 3%, provided that the General Partner provides a substantial amount of services in the sales effort. It is further provided that a portion of the amount of such fees payable to the General Partner is subordinated to its success at recovering the funds misappropriated by the former general partners. (See Note 8.)

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

Aggregate minimum lease payments to be received under the leases for the Partnership's properties are as follows:

      Year ending
      December 31,
             1997                                      $  618,000
             1998                                         618,000
             1999                                         618,000
             2000                                         618,000
             2001                                         618,000
      Thereafter                                        5,400,163
                                                       ----------
                                                       $8,490,163
                                                       ==========

Percentage rentals included in rental income in 1996, 1995, and 1994 were $13,399, $18,923, and $21,690, respectively.

Three (3) of the Partnership's properties are leased to a Denny's franchise. Base rent from these properties amounted to approximately 38% of total base rent in 1996.

Two (2) of the Partnership's properties are leased to a Hardee's franchise. Base rent from these properties is approximately 29% of total base rents.

The original offering document required the Partnership to lease its properties to a single tenant as long as the properties so leased do not constitute; in the aggregate, more than 20% of the aggregate gross proceeds of the offering. As of December 31, 1995, and 1994, the Partnership had leased two of its properties to Terratron, Inc., which constitute 21% of the aggregate gross proceeds. Due to sales difficulties in the stores leased by Terratron, a one (1)-year lease modification was entered into with the tenant, reducing 1996 base rents by approximately $85,000. Additionally, delinquent rents totaling $46,000 were capitalized into a five (5)-year note accruing interest at 10% per annum. The amount of the rent capitalized was written off as uncollectible at December 31, 1995. During the Fourth Quarter of 1996, the leases with Terratron were terminated and new leases were entered into for the properties with Hardee's Food Systems, Inc. In connection with this transaction, the capitalized rent was received. The new leases resulted in annual rents which are $142,000 lower than Terratron's contract rents and $57,000 lower than 1996 adjusted rents.

6. TRANSACTIONS WITH CURRENT GENERAL PARTNER:
   ------------------------------------------



Amounts incurred to the current General Partner for the years ended December 31, 1996, 1995, and 1994, are as follows

Current General Partner                                                 Incurred            Incurred        Incurred for the
-----------------------                                           for the year ended  for the year ended      year ended
                                                                   December 31, 1996    December 31, 1995   December 31, 1994
                                                                  ------------------  -------------------  ------------------
Management fees                                                              $ 86,826             $56,829            $ 65,436
Disposition fees                                                                    0                   0              20,415
Restoration fees                                                               63,163               3,028              10,383
Leasing commissions                                                            23,310                   0                   0
Cash distribution                                                               2,789                (111)              1,544
Overhead allowance                                                              5,127               4,988               4,856
Reimbursement for out-of-pocket expenses                                        9,118              10,542               6,424
                                                                             --------             -------            --------
                                                                             $190,333             $75,276            $109,058
                                                                             ========             =======            ========

7.  NET INVESTMENT IN DIRECT FINANCING LEASES:
    ------------------------------------------

The net investment in direct financing leases, which includes the Partnership's specialty leasehold improvement leases, is comprised of the following as of December 31, 1996:

                    Minimum lease payments receivable                                $ 1,407
                    Estimated residual values of leased
                      property (non-recourse)                                         25,318
                    Less - Unearned income                                            (1,708)
                                                                                     -------
                         Net investment in direct financing leases                   $25,017
                                                                                     =======

                    Scheduled future minimum lease payments are as follows:

                         Year ending December 31, 1997                               $26,725
                                                                                     =======

During 1995, it was determined that the residual amounts of the leases were overstated. Accordingly a write-down of residual amounts to their estimated net realizable values was recorded. The total amount of the write-down was approximately $96,000.

During 1996, Terratron, Inc. the tenant of two (2) Hardee's restaurants terminated their equipment leases and purchased the equipment from the Partnership, resulting in a loss of $93,000. Also during 1996, the tenant of the Partnership's other Hardee's restaurant (Midland Food Systems) terminated its equipment lease and purchased the equipment, resulting in a loss of $26,000. Future cash flows from equipment leases will be significantly reduced as a result of these terminations.

8.  CONTINGENT LIABILITIES:
    ----------------------

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

Upon reaching such recovery level, full disposition fees will thereafter be payable and fifty percent (50%) of the previously escrowed amounts will be paid to the current General Partner. At such time as the recovery exceeds $6,000,000 in the aggregate, the remaining escrowed disposition fees shall be paid to the current General Partner. If such levels of recovery are not achieved, the current General Partner will contribute the amounts escrowed towards the recovery. In lieu of an escrow, 50% of all such disposition fees have been paid directly to the restoration account and then distributed among the three Partnerships. Fifty percent (50%) of the total amount paid to the recovery was refunded to the current General Partner during 1996, after exceeding the $4,500,000 recovery level. The remaining amount allocated to the Partnerships may be owed to the current General Partner if the $6,000,000 recovery level is met. As of December 31, 1996, the Partnership may owe the current General Partner $18,862, which is currently reflected as a recovery, if the $6,000,000 recovery level is achieved.

If an affiliated partnership, DiVall 1, loses in litigation over a promissory note dispute, the Partnership could be liable for its portion of the default interest on the note. (See Note 10.)

9.  PMA INDEMNIFICATION TRUST:
    --------------------------

The Permanent Manager Agreement ("PMA") provides that the Permanent Manager will be indemnified from any claims or expenses arising out of or relating to the Permanent Manager serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by the Permanent Manager. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership's creditors. An Indemnification Trust ("Trust") serving such purposes has been established at United Missouri Bank, N.A. The Trust has been fully funded with Partnership assets as of December 31, 1996. Funds are invested in U.S. Treasury securities. In addition, interest totaling $26,248 has been credited to the Trust as of December 31, 1996. The rights of the Permanent Manager to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by the Permanent Manager of any and all interest in the Trust;
(ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against the Permanent Manager and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that the Permanent Manager shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

10. RESTORATION TRUST ACCOUNT; EXPENSE ALLOCATIONS; AND RELATED INTER-
    ----------------------------------------------------------- -----
    PARTNERSHIP RECEIVABLES:
    ------------------------

Restoration costs represent expenses incurred by the Partnership associated with the misappropriated assets by the former general partners and their affiliates. These costs are allocated among the Partnerships based on each partnership's respective share of the entire misappropriation, as currently quantified. The amount of misappropriation for each partnership is adjusted annually to reflect new discoveries and more accurate quantification of amounts based on the continuing Investigation. Such adjustments may result in periodic adjustments to prior allocations of recovery costs to reflect updated information. Consequently, previous payments for restoration expenses may not be consistent with modified allocations. Based on modified allocations adjusted as of December 31, 1993, the Partnership owed $295,053 and $192,359 to DiVall 1 and

DiVall 2, respectively, for amounts paid on its behalf. Amounts recovered from former general partner affiliates have been used to repay the amounts due to DiVall 1 and DiVall 2. As of December 31, 1996, the amounts due to DiVall 1 and DiVall 2 have been fully repaid.

Recoveries realized by the Partnerships are being distributed to each respective partnership on the same basis as the restoration costs are currently being allocated, adjusted for any future changes in the entire misappropriation, as a result of the continuing investigation. Any available recovery funds are being utilized first to satisfy amounts due other partnerships for amounts advanced under prior allocation methods. As of December 31, 1996, the Partnerships recovered a total of approximately $5,120,365 from the former general partners and their affiliates. Of this amount, the Partnership received its pro-rata share in the amount of $2,387,589. Additionally, $40,347, representing 50% of all previously escrowed disposition fees earned by the General Partner, have been paid to the recovery. Of that amount, $18,867 was allocated to the Partnership and is contingently payable to the General Partner upon achievement of certain recovery levels as described in Note 8.

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

On March 24, 1994, an affiliated partnership, DiVall 1, filed a complaint in the United States District Court for the Western District of Missouri against Boatmen's First National Bank of Kansas City ("Boatmen's) seeking a declaratory judgment that Boatmen's has no right or interest in a promissory note executed in the name of DiVall 1 by the former general partners (the "Note") secured by mortgages on five DiVall 1 properties, and further seeking an injunction against foreclosure proceedings instituted against a DiVall 1 property located in Dallas, Texas under a first deed of trust and security agreement given to secure the Note (the "Foreclosure"). The former general partners borrowed $600,000 during or before 1991 from Metro North State Bank (now Boatmen's). The proceeds of the Note were not received by DiVall 1. As of December 31, 1996, DiVall 1 had not paid debt service on the Note. DiVall 1 received a notice of default on the Note in October 1993, and the Foreclosure Action was filed in February, 1994. As of December 31, 1996, interest in the amount of $226,000 had accrued but was unpaid on the Note. Interest is accrued at the face rate of the note. If DiVall 1 loses the case against Boatmen's, additional interest totaling approximately $246,000, representing the default rate of interest as of December 31, 1996, may be due. Of the $246,000, approximately $115,000 would be paid by the Partnership. Boatmen's has agreed to stay its foreclosure proceedings pending the outcome of the litigation. Boatmen's answered the complaint and filed a motion for summary judgment to which DiVall 1 responded. The District Court granted Boatmen's motion for summary judgement. DiVall 1 appealed and the Eighth Circuit Court of Appeals reversed the District Court's ruling. The case was sent back to the District Court for further discovery and trial. Trial of the case is scheduled to begin on June 23, 1997. Pursuant to the Restoration Trust Account procedures described above, all of the Partnerships are sharing the expenses of this litigation and any recoveries resulting effectively from the partial or full cancellation of the alleged indebtedness will be allocated among the three Partnerships on the same basis as the restoration costs are currently being allocated.

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

The trial of the case was scheduled to take place in Iowa County, Wisconsin, beginning on March 20, 1996. Shortly before trial, the Partnerships reached a resolution of their claims against Quarles & Brady. A resolution of the claims against Ernst & Young was reached after opening statements. As a result of these settlements, net proceeds to the Partnership, after the payment of contingent legal fees and related costs, totaled approximately $1,000,000.

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

13.  SUBSEQUENT EVENTS:
     ------------------

In February 1997, the Partnership made a distribution to the Limited Partners from operations for the Fourth Quarter 1996 of $925,000 amounting to $54.09 per limited partnership interest.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The General Partner of the Partnership is The Provo Group, Inc., an Illinois corporation ("TPG") with its principal office at 101 West 11th Street, Suite 1110, Kansas City, Missouri 64105. TPG was elected General Partner by vote of the Limited Partners effective May 26, 1993. TPG had been managing the Partnership since February 8, 1993, under the terms of the Permanent Manager Agreement ("PMA"), which remains in effect. TPG also serves as the corporate general partner for DiVall 1 and DiVall 2. See Items 1 and 13 hereof for additional information about the PMA and the election of TPG as the General Partner.

The executive officers and director of the General Partner who control the affairs of the Partnership are as follows:

     BRUCE A. PROVO, AGE 46 - PRESIDENT, FOUNDER AND DIRECTOR.   Mr. Provo has
     been involved in the management of real estate and other asset portfolios since 1979. Since he founded the company in 1985, Mr. Provo has been President of TPG. From 1982 to 1986, Mr. Provo served as President and Chief Operating Officer of the North Kansas City Development Company ("NKCDC"), North Kansas City, Missouri. NKCDC was founded in 1903 and the assets of the company were sold in December, 1985 for $102,500,000. NKCDC owned commercial and industrial properties, including an office park and a retail district, as well as apartment complexes, motels, recreational facilities, fast food restaurants, and other properties. NKCDC's holdings consisted of over 100 separate properties and constituted approximately 20% of the privately held real property in North Kansas City, Missouri (a four square mile municipality). Following the sale of the company's real estate, Mr. Provo served as the President and Chief Executive Officer and Liquidating Trustee of NKCDC from 1986 to 1991.

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

     KRISTIN J. ATKINSON, AGE 34 - VICE PRESIDENT - FINANCE AND ADMINISTRATION. Ms. Atkinson joined The Provo Group, Inc. in September 1994, to provide management expertise in the areas of financial controls and management accounting services for four limited partnerships managed by TPG. Prior to joining TPG, Ms. Atkinson was Manager of Financial Reporting for Farm & Home Savings Association, a $4 billion savings and loan association, for nine years where she was responsible for supervision of the preparation of internal and external financial documentation, including regulatory filings for the savings association and its parent company. Ms. Atkinson graduated Magna Cum Laude with a B.S. in Accounting from Missouri Southern State College in Joplin, Missouri and worked as an accountant for James P. Arthur and Company for one year before joining Farm & Home Savings Association.

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

     GERHARD ZOLLER - ADVISOR. Mr. Zoller is currently involved in special training projects at J.H. Findorff & Son, Inc., a leading construction firm in Wisconsin. Mr. Zoller has worked for this company for 27 years and served as both President and then Chairman of the Board in more recent years. Prior business background and experience include positions as Project

     Manager, Estimator and Chief Executive. Mr. Zoller has also been actively managing personal investments for over 25 years including several real estate limited partnerships. Mr. Zoller is a Limited Partner in DiVall 1.

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

See Item 13 below, and Note 6 to the financial statements in Item 8 hereof, for further discussion of payments by the Partnership to the General Partner and former general partners.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) As of December 31, 1996, the following entity is known to beneficially own 5% or more of the outstanding Limited Partnership Interests as follows:

                                                             Interests      Percentage of
Title of                     Name and Address of            Beneficially     Interests of
  Class                        Beneficial Owner                Owned         Outstanding
--------                     -------------------            ------------    -------------
Limited Partnership    The Engineers Joint Pension Fund         1,500         8.77%
Interests              4325 S. Salina Street
                       Syracuse, NY 13205

(b) As of December 31, 1996, neither the General Partner nor any of its affiliates owned any Limited Partnership Interests in the Partnership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The compensation to be paid to TPG is governed by the Partnership Agreement, as amended by vote of the Limited Partners to reflect the terms of the PMA. TPG's compensation includes a base fee equal to 4% of the Partnership's gross collected receipts, subject to a minimum of $57,000 per year. For this purpose, "gross collected receipts" means all cash revenues arising from operations and reserves of the Partnerships, including any proceeds recovered with respect to the obligations of the former general partners. The portion of such fee resulting from recoveries from former general partners is designated as restoration fees. TPG is also entitled to reimbursement for office rent and utilities not to exceed $4,750 per year. TPG is entitled to reimbursement of reasonable direct costs and expenses, such as travel, lodging, overnight delivery and postage, but has no right to be reimbursed for administrative expenses such as payroll, payroll taxes, insurance, retirement and other benefits, base phone and fax charges, office furniture and equipment, copier rent, and the like. Between the three Partnerships, TPG is entitled to an aggregate minimum base management fee of $300,000 per year and reimbursement for office rent in the maximum amount of $25,000 per year. The Partnership shall only be responsible for its allocable share of such minimum and maximum amounts as indicated above ($57,000 minimum base fee and $4,750 maximum rent reimbursement). TPG is entitled to an annual increase in the minimum base management fee and maximum office overhead reimbursement in an amount not to exceed the percentage increase in the Consumer Price Index ("CPI") for the immediately preceding calendar year. Effective March 1, 1996, the minimum management fee and the maximum reimbursement for office rent and overhead increased by 2.8% representing the allowable annual CPI adjustment. Additionally, TPG is allowed up to one-half of the Competitive Real Estate Commission, not to exceed 3% upon the disposition of assets. The payment of a portion of such fees is subordinated to TPG's success at recovering the funds misappropriated by the former general partners.

The PMA has an expiration date of December 31, 2002, but may be terminated earlier (a) by a vote at any time by a majority in interest of the Limited Partners, (b) upon the dissolution and winding up of the Partnership, (c) upon the entry of an order of a court finding that the Permanent Manager has engaged in fraud or other like misconduct or has shown itself to be incompetent in carrying out its duties under the Partnership Agreement, or (d) upon sixty (60) days written notice from the Permanent Manager to the Limited Partners of the Partnership. Upon termination of the PMA, other than by the voluntary action of TPG, TPG shall be paid a termination fee of one month's Base Fee allocable to the Partnership, subject to a minimum of $4,750. In the event that TPG is terminated by action of a substitute general partner, TPG shall also receive, as part of this termination fee, 4% of any proceeds recovered with respect to the obligations of the former general partners, whenever such proceeds are collected.

Under the PMA, TPG shall be indemnified by the Partnership, DiVall and Magnuson, and their controlled affiliates, and shall be held harmless from all claims of any party to the Partnership Agreement and from any third party including, without limitation, the Limited Partners of the Partnership, for any and all liabilities, damages, costs, and expenses, including reasonable attorneys' fees, arising from or related to claims relating to or arising from the PMA or its status as Permanent Manager. The indemnification does not extend to claims arising from fraud or criminal misconduct of TPG as established by court findings. To the extent possible, the Partnership is to provide TPG with appropriate errors and omissions, officers liability or similar insurance coverage, at no cost to TPG. In addition, TPG is granted the right to establish and segregate Partnership assets in an amount not to exceed $250,000, solely for the purpose of funding such indemnification obligations (the

"Indemnification Trust"). Once a determination has been made that no such claims can or will be made against TPG, the balance of the Indemnification Trust will become unrestricted cash of the Partnership. As of December 31, 1996, the Partnership had fully funded to the Indemnification Trust.

The following fees and reimbursements from the Partnership were incurred to management in 1996:

The Provo Group, Inc.
---------------------

  Management Fees                            $ 86,826
  Restoration Fees                             63,163
  Leasing Commissions                          23,310
  Office Overhead Allowance                     5,127
  Direct Cost Reimbursements                    9,118
                                             --------

       1996 Total                            $187,544
                                             ========

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)    1.    Financial Statements

             The following financial statements of DiVall Income Properties 3 Limited Partnership are included in Part II, Item 8:

             Report of Independent Public Accountants

             Balance Sheets, December 31, 1996 and 1995

             Statements of Income for the Years Ended December 31, 1996, 1995 and 1994

             Statements of Partners' Capital for the Years Ended December 31, 1996, 1995 and 1994

             Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994

             Notes to Financial Statements

        2.   Financial Statement Schedules

             Schedule III - Real Estate and Accumulated Depreciation

        All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and, therefore, have been omitted.

        3.   Listing of Exhibits

             3.1 Agreement of Limited Partnership dated as of December 12, 1989, and amended as of December 18, 1989, February 19, 1990, and April 9, 1990, filed as Exhibit 3A to Amendment No.2 to the Partnership's Registration Statement on Form S-11 dated April 23, 1990, incorporated herein by reference.

             3.2 Amendment to Amended Agreement of Limited Partnership dated as of February 8, 1993, filed as Exhibit 3.3 to the Partnership's 10-K for the year ended December 31, 1992, and incorporated herein by reference.

             3.3 Amendment to Amended Agreement of Limited Partnership dated as of May 26, 1993, filed as Exhibit 3.3 to the Partnership's 10-K for the year ended December 31, 1993, and incorporated herein by reference.

             3.4 Amendment to Amended Agreement of Limited Partnership dated as of June 1, 1993, filed as Exhibit 3.4 to the Partnership's 10-K for the year ended December 31, 1993, and incorporated herein by reference.

             3.5 Amendment to Amended Agreement of Limited Partnership dated as of June 30, 1994, filed as Exhibit 3.5 to the Partnership's 10-K for the year ended December 31, 1994, and incorporated herein by reference.

            10.0 Permanent Manager Agreement filed as an exhibit to the Current Report on Form 8-K dated January 22, 1993, incorporated herein by reference.

            28.0 Correspondence to the Limited Partners dated February 15, 1997, regarding the Fourth Quarter 1996 distribution.

(b)    Report on Form 8-K:

       The Registrant filed no reports on Form 8-K during the fourth quarter of fiscal year 1996.

                DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP
            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1996

                                                                                                Gross amount at which
                                               Initial cost to Partnership                    carried at  end of year (A)
                                               ---------------------------                    ---------------------------
                                                       Building                  Building
                                                         and                       and                    Accumulated     Date of
     Property              Encumbrances     Land      Improvements     Land    Improvements      Total    depreciation  construction
------------------------------------------------------------------------------------------------------------------------------------
Pittsburgh, Pennsylvania    $       -      $  274,467    $  616,866  $  274,467    $  616,866  $  891,333      $137,887      1990
Wahoo, Nebraska                     -          54,854       456,762      54,854       453,262     508,116       103,119         -
St. Francis, Wisconsin              -         485,354       709,028     468,354       709,028   1,177,382       160,793      1990
Oak Creek, Wisconsin                -         496,505       845,400     496,505       845,400   1,341,905       171,743      1991
Englewood, Colorado                 -               -       213,210           -       213,210     213,210        38,859      1991
Sanford, Florida                    -         477,302       659,131     477,302       659,131   1,136,433       109,977      1991
Colorado Springs, Colorado          -         314,354       265,829     314,354       265,829     580,183        39,383         -

                           -----------------------------------------------------------------------------------------------

                            $       0      $2,102,836    $3,766,226  $2,085,836    $3,762,726  $5,848,562     $ 761,761
                           ===============================================================================================
                                              Life on which
                                              depreciation
                                               in latest
                                               statement
                                             of operations
                               Date           is computed
  Property                   acquired           (years)
----------------------------------------------------------
Pittsburgh, Pennsylvania      9/11/90             31.5
Wahoo, Nebraska                8/7/90             31.5
St. Francis, Wisconsin        8/14/90             31.5
Oak Creek, Wisconsin           2/5/91             31.5
Englewood, Colorado            7/1/91             31.5
Sanford, Florida             11/13/91             31.5
Colorado Springs, Colorado    4/28/92             31.5


(A) Represents aggregate costs for federal income tax purposes.

(B) Reconciliation of "Real Estate and Accumulated Depreciation":

                                 Year ended          Year ended
Investments in Real Estate   December 31, 1996   December 31, 1995
---------------------------------------------------------------------
Balance at beginning of year        $5,852,062          $5,869,062

Property write-down                     (3,500)                  0



Land Easement                                0             (17,000)
                           ------------------------------------------

Balance at end of year              $5,848,562          $5,852,062
                           ==========================================

                                   Year ended           Year ended
  Accumulated Depreciation      December 31, 1996    December 31, 1995
-------------------------------------------------------------------------
Balance at beginning of year          $644,443               $527,125

Additions charged to costs
 and expenses                          117,318                117,318

                         ------------------------------------------------



Balance at end of year                $761,761               $644,443
                         ================================================

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP


By:  The Provo Group, Inc., General Partner



By:  /s/ Bruce A. Provo
     ----------------------------------
     Bruce A. Provo, President


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