Form 10-Q
period 1997-03-31
DIVALL INCOME PROPERTIES 3 L P
filed 1997-05-14
CIK 858715

                                   FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended     March 31, 1997
                                     ---------------------------

                                                OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to ____________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes     X     No_________
                                           ------

                         PART I - FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS

                 DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                      MARCH 31, 1997 AND DECEMBER 31, 1996
                      ------------------------------------

                                     ASSETS

                                                                     (Unaudited)
                                                                      March 31,    December 31,
                                                                         1997          1996
                                                                     ------------  -------------
INVESTMENT PROPERTIES:  (NOTE 3)
     Land                                                            $ 2,085,836    $ 2,085,836
     Buildings and improvements                                        3,762,726      3,762,726
     Accumulated depreciation                                           (791,091)      (761,761)
                                                                     -----------    -----------
     Net investment properties                                         5,057,471      5,086,801
                                                                     -----------    -----------
NET INVESTMENT IN DIRECT FINANCING LEASES: (NOTE 7)                       12,787         25,017
                                                                     -----------    -----------

OTHER ASSETS:

     Cash and cash equivalents                                           313,774      1,155,128
     Cash restricted for real estate taxes                                 7,217         81,477
     Cash held in Indemnification Trust (NOTE 9)                         280,184        276,248
     Rents and other receivables                                          23,151         27,186
     Deferred rent receivable                                             40,379         41,108
     Deferred fees                                                        22,864         23,310
     Prepaid assets                                                        2,868          4,192
                                                                     -----------    -----------

     Total other assets                                                  690,437      1,608,619
                                                                     -----------    -----------

DUE FROM FORMER AFFILIATES: (NOTE 2)

     Due from former general partner affiliates                        2,014,917      2,017,488
     Allowance for uncollectible amounts due from former affiliates   (2,014,917)    (2,017,488)
     Restoration cost receivable                                       4,627,244      4,509,417
     Allowance for uncollectible restoration receivable               (4,627,244)    (4,509,417)
                                                                     -----------    -----------
     Due from former affiliates, net                                           0              0
                                                                     -----------    -----------

     Total assets                                                    $ 5,760,695    $ 6,720,437
                                                                     ===========    ===========

       The accompanying notes are an integral part of these statements.

                 DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                       LIABILITIES AND PARTNERS' CAPITAL

                      MARCH 31, 1997 AND DECEMBER 31, 1996
                      ------------------------------------

                                                               (Unaudited)
                                                                March 31,    December 31,
                                                                   1997          1996
                                                               ------------  -------------
LIABILITIES:

   Accounts payable and accrued expenses                       $    22,769    $    30,280
   Due to current General Partner                                      324         49,327
   Security deposits                                                46,979         46,979
   Unearned rental income                                           48,846         26,589
   Real estate taxes payable                                             0         81,217
                                                               -----------    -----------

     Total liabilities                                             118,918        234,392
                                                               -----------    -----------

CONTINGENET LIABILITIES:  (NOTE 8)

PARTNER'S CAPITAL:  (NOTES 1, 4 AND 12)

Current General Partner -
   Cumulative net income (loss)                                     10,211          9,400
   Cumulative cash distributions                                    (4,546)        (4,222)
                                                               -----------    -----------

                                                                     5,665          5,178
                                                               -----------    -----------

Limited Partners (17,102.52 interests outstanding)
   Capital contributions, net of offering costs                 14,408,872     14,408,872
   Cumulative net loss                                            (744,285)      (824,530)
   Cumulative cash distributions                                (7,762,984)    (6,837,984)
   Reallocation of former general partners' deficit capital       (265,491)      (265,491)
                                                               -----------    -----------

                                                                 5,636,112      6,480,867
                                                               -----------    -----------

          Total partners' capital                                5,641,777      6,486,045
                                                               -----------    -----------

          Total liabilities and partners' capital              $ 5,760,695    $ 6,720,437
                                                               ===========    ===========

       The accompanying notes are an integral part of these statements.

                DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                             STATEMENTS OF INCOME

                                  (UNAUDITED)
                                  -----------

                                                       Three Months Ended March 31,
                                                       ----------------------------
                                                           1997           1996
                                                       -------------  -------------
REVENUES:
     Rental income                                          $160,999       $170,578
     Interest income on direct financing leases                1,150         27,053
     Interest income                                           8,715          8,053
     Other income                                                294            277
     Recovery of amounts previously written off                2,571        729,091
                                                            --------       --------

                                                             173,729        935,052
                                                            --------       --------
EXPENSES:
     Partnership management fees                              15,620         15,170
     Restoration fees                                            103         52,335
     Insurance                                                 1,327          1,268
     General and administrative (NOTE 8)                      10,216          8,930
     Advisory Board fees and expenses                          3,422          4,942
     Professional services                                    12,280         13,187
     Professional services related to investigation           19,930        650,670
     Depreciation                                             29,330         29,330
     Amortization                                                446              0
                                                            --------       --------
                                                              92,674        775,832
                                                            --------       --------
NET INCOME                                                  $ 81,055       $159,220
                                                            ========       ========
NET INCOME - GENERAL PARTNER                                $    811       $  1,592
NET INCOME - LIMITED PARTNERS                                 80,244        157,628
                                                            --------       --------
                                                            $ 81,055       $159,220
                                                            ========       ========
NET INCOME PER LIMITED PARTNERSHIP
 INTEREST, based on 17,102.52 interests outstanding            $4.69          $9.22
                                                            ========       ========

       The accompanying notes are an integral part of these statements.

                DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                           STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)
                                  -----------

                                                                                 Three Months Ended March 31,
                                                                                ------------------------------
                                                                                     1997            1996
                                                                                --------------  --------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
     Net income                                                                    $   81,055      $  159,220
     Adjustments to reconcile net income to net cash from (used in)
        operating activities -
          Depreciation and amortization                                                29,776          29,330
          Recovery of amounts previously written off                                   (2,571)       (729,091)
          Interest applied to Indemnification Trust Account                            (3,936)         (3,131)
          (Increase)/Decrease in rents, other receivables and prepaid assets            5,330         (11,791)
          (Increase)/Decrease in deferred rent receivable                                 729              58
          Deposits applied for real estate taxes                                       74,260          42,714
          (Decrease) in accounts payable and accrued expenses                          (7,511)       (104,878)
          Increase/(Decrease) in due to General Partner                               (49,003)            637
          Increase in unearned rental income                                           22,257               0
          (Decrease) in real estate taxes payable                                     (81,217)           (513)
                                                                                   ----------      ----------
               Net cash provided from operating activities                             69,169         617,445
                                                                                   ----------      ----------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
     Principal payments received on direct financing leases                            12,230          83,254
     Deposit to Indemnification Trust Account                                               0         (20,000)
     Deposit to restoration escrow account                                                  0        (826,160)
     Recoveries from former affiliates                                                  2,571       1,796,230
     Principal receipts from note                                                           0           5,961
                                                                                   ----------      ----------
               Net cash provided from investing activities                             14,801       1,039,285
                                                                                   ----------      ----------
CASH FLOWS (USED IN) FINANCING ACTIVITIES:
     Payments of amounts due to affiliated partnerships                                     0        (201,912)
     Cash distributions to General Partner                                               (324)           (637)
     Cash distributions to Limited Partners                                          (925,000)        (50,000)
                                                                                   ----------      ----------
               Net cash (used in) financing activities                               (925,324)       (252,549)
                                                                                   ----------      ----------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                                       (841,354)        169,291
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    1,155,128         312,290
                                                                                   ----------      ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $  313,774      $  481,581
                                                                                   ==========      ==========
SUPPLEMENTAL DISCLOSURE--cash paid for interest                                    $        0      $        0
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

The Partnership is currently engaged in the business of owning and operating its investment portfolio (the "Properties") of commercial real estate and recovering the assets misappropriated by the former general partners and their affiliates. The Properties are leased on a triple net basis to, and operated by, franchisors or franchisees of national, regional and local retail chains under long-term leases. The lessees consist of fast-food, family style, and casual/theme restaurants. At March 31, 1997, the Partnership owned seven (7) properties and specialty leasehold improvements for use in all seven (7) of the Properties.

Rental revenue from investment properties is recognized on the straight-line basis over the life of the respective lease. Revenue from direct financing leases is recognized at level rates of return over the term of the lease.

Depreciation of the properties is provided on a straight-line basis over 31.5 years, which is the estimated useful lives of the buildings and improvements.

Deferred charges consist of leasing commissions paid when properties are leased to tenants other than the original tenant. Leasing commissions are capitalized and amortized over the life of the lease.

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

2.  REGULATORY INVESTIGATION:
    -------------------------

A preliminary investigation during 1992 by the Office of the Commissioner of Securities for the State of Wisconsin and the Securities and Exchange Commission (the "Investigation") revealed that during at least the three years ended December 31, 1992, the former general partners of the Partnership, Gary J. DiVall ("DiVall") and Paul E. Magnuson ("Magnuson") had transferred substantial cash assets of the Partnership and two affiliated publicly registered partnerships, DiVall Insured Income Fund Limited Partnership ("DiVall 1") and DiVall Insured Income Properties 2 Limited Partnership ("DiVall 2") (collectively the "Partnerships") to various other entities previously sponsored by or otherwise affiliated with DiVall and Magnuson. The unauthorized transfers were in violation of the respective Partnership Agreements and resulted, in part, from material weaknesses in the internal control system of the Partnerships. The aggregate amount of the misappropriation, related costs, and 9% interest accrued since January 1, 1993, is in excess of $14,300,000, of which approximately $6,700,000 has been attributed to the Partnership and is reflected as due from former affiliates on the balance sheet at March 31, 1997. The 9% interest accrued as of March 31, 1997, amounted to approximately $2,348,000 and is not reflected in the accompanying income statement. As of December 31, 1996, $6,527,000 was reflected as due from former affiliates based on an estimated overall misappropriation and related costs of $14,000,000.

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

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation. Through March 31, 1997, $5,166,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, the Partnership has recognized $1,003,000 as income, which represents its share of the excess recovery. The current General Partner continues to pursue recoveries of the misappropriated funds, however no further significant recoveries are anticipated.

3.  INVESTMENT PROPERTIES:
    ----------------------

As of March 31, 1997, the Partnership owned seven (7) fast-food restaurants comprised of: three (3) Hardee's restaurants, one (1) Applebee's restaurant, and three (3) Denny's restaurants. The seven (7) properties are located in five
(5) states.

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

The current General Partner receives a fee for managing the Partnership equal to 4% of gross receipts, with a maximum reimbursement for office rent and related overhead of $25,000 between the three affiliated Partnerships as provided in the Permanent Manager Agreement ("PMA"). On May 26, 1993, the Permanent Manager, TPG, replaced the former general partners as the new General Partner, as provided for in an amendment to the Partnership Agreement dated May 26, 1993. Pursuant to amendments to the Partnership Agreement, TPG continues to provide management services for the same fee structure as provided in the PMA mentioned above. Effective March 1, 1997, the minimum management fee and the maximum reimbursement for office rent and overhead increased by 3.3% representing the allowable annual Consumer Price Index adjustment per the PMA. For purposes of computing the 4% overall fee, gross receipts includes amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. TPG has received fees from the Partnership totaling $76,677 to date on the amounts recovered, which has been offset against the 4% minimum fee.

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

The original offering document required the Partnership to lease its properties to a single tenant as long as the properties so leased do not constitute; in the aggregate, more than 20% of the aggregate gross proceeds of the offering. As of March 31, 1997, the Partnership has leased two of its properties to Hardees Food Systems, Inc., which constitute 21% of the aggregate gross proceeds.

6.   TRANSACTIONS WITH CURRENT GENERAL PARTNER:
     ------------------------------------------

Amounts paid to the current General Partner for the quarters ended March 31, 1997 and 1996, are as follow:

     Current General Partner                     Incurred as of  Incurred as of
     -----------------------                     March 31, 1997  March 31, 1996
                                                 --------------  --------------
     Management fees                                    $15,620         $15,170
     Restoration fees                                       103          52,335
     Cash distribution                                      324             637
     Overhead allowance                                   1,288           1,264
     Reimbursement for out-of-pocket expenses             2,432           1,826
                                                        -------         -------
                                                        $19,767         $71,232
                                                        =======         =======

7.   NET INVESTMENT IN DIRECT FINANCING LEASES:
     ------------------------------------------

The net investment in direct financing leases, which includes the Partnership's specialty leasehold improvement leases, is comprised of the following as of March 31, 1997:

Minimum lease payments receivable                               $   686

Estimated residual values of leased
  property (non-recourse)                                        12,659

Less - Unearned income                                             (558)
                                                                -------
     Net investment in direct financing leases                  $12,787
                                                                =======

Scheduled future minimum lease payments are as follows:

               Year ending
               December 31,

                  1997                                          $13,345
                                                                =======

8.   CONTINGENT LIABILITIES:
     -----------------------

According to the Partnership Agreement, as amended, the current General Partner may receive a disposition fee not to exceed 3% of the contract price of the sale of investment properties. Fifty percent (50%) of all such disposition fees earned by the current General Partner is to be escrowed until the aggregate amount of recovery of the funds misappropriated from the Partnerships by the former general partners is greater than $4,500,000. Upon reaching such recovery level, full disposition fees will thereafter be payable and fifty percent (50%) of the previously escrowed amounts will be paid to the current General Partner. At such time as the recovery exceeds $6,000,000 in the aggregate, the remaining escrowed disposition fees shall be paid to the current General Partner. If such levels of recovery are not achieved, the current General Partner will contribute the amounts escrowed towards the recovery. In lieu of an escrow, 50% of all such disposition fees have been paid directly to the restoration account and then distributed among the three Partnerships. After surpassing the $4,500,000 recovery level during March 1996, 50% of the amounts previously escrowed was refunded to the current General Partner. The remaining amount allocated to the Partnerships may be owed to the current General Partner if the $6,000,000 recovery level is met. As of March 31, 1997, the Partnership may owe the current General Partner $18,862, which is currently reflected as a recovery, if the $6,000,000 recovery level is achieved.

9.   PMA INDEMNIFICATION TRUST:
     --------------------------

The Permanent Manager Agreement ("PMA") provides that the Permanent Manager will be indemnified from any claims or expenses arising out of or relating to the Permanent Manager serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by the Permanent Manager. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership's creditors. An Indemnification Trust ("Trust") serving such purposes has been established at United Missouri Bank, N.A. The Trust has been fully funded with Partnership assets as of March 31, 1997.

Funds are invested in U.S. Treasury securities. In addition, interest totaling $30,184 has been credited to the Trust as of March 31, 1997. The rights of the Permanent Manager to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by the Permanent Manager of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against the Permanent Manager and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that the Permanent Manager shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

10.  RESTORATION TRUST ACCOUNT AND EXPENSE ALLOCATIONS:
     --------------------------------------------------

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

Recoveries realized by the Partnerships are being distributed to each respective partnership on the same basis as the restoration costs are currently being allocated, adjusted for any future changes in the entire misappropriation, as a result of the continuing investigation. As of March 31, 1997, the Partnerships recovered a total of approximately $5,126,000 from the former general partners and their affiliates. Of this amount, the Partnership received its pro-rata share in the amount of $2,390,000. Additionally, $40,347, representing 50% of all previously escrowed disposition fees earned by the General Partner, have been paid to the recovery. Of that amount, $18,862 was allocated to the Partnership and is contingently payable to the General Partner upon achievement of the final recovery level as described in Note 8.

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

On March 24, 1994, an affiliated partnership, DiVall 1, filed a complaint in the United States District Court for the Western District of Missouri against Boatmen's First National Bank of Kansas City ("Boatmen's) seeking a declaratory judgment that Boatmen's has no right or interest in a promissory note executed in the name of DiVall 1 by the former general partners (the "Note") secured by mortgages on five DiVall 1 properties, and further seeking an injunction against foreclosure proceedings instituted against a DiVall 1 property located in Dallas, Texas under a first deed of trust and security agreement given to secure the Note (the "Foreclosure"). The former general partners borrowed $600,000 during or before 1991 from Metro North State Bank (now Boatmen's). The proceeds of the Note were not received by DiVall 1. As of March

31, 1997, DiVall 1 had not paid debt service on the Note. DiVall 1 received a notice of default on the Note in October 1993, and the Foreclosure Action was filed in February 1994. As of March 31, 1997, interest in the amount of $239,000 had accrued but was unpaid on the Note. Interest is accrued at the face rate of the Note. If DiVall 1 loses the case against Boatmen's, additional interest totaling approximately $260,000, representing the default rate of interest may be due. Boatmen's has agreed to stay its foreclosure proceedings pending the outcome of the litigation. Boatmen's answered the complaint and filed a motion for summary judgment to which DiVall 1 responded. The District Court granted Boatmen's motion for summary judgement. DiVall 1 appealed and the Eighth Circuit Court of Appeals reversed the District Court's ruling. The case was sent back to the District Court for further discovery and trial. Trial of the case is scheduled to begin on June 23, 1997. Pursuant to the Restoration Trust Account procedures described above, all of the Partnerships are sharing the expenses of this litigation and any recoveries resulting effectively from the partial or full cancellation of the alleged indebtedness will be allocated among the three Partnerships on the same basis as the restoration costs are currently being allocated.

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

13.  SUBSEQUENT EVENTS:
     ------------------

On May 15, 1997, the Partnership made a distribution to the Limited Partners for the First Quarter 1997 of $100,000 amounting to approximately $5.85 per limited partnership interest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

INVESTMENT PROPERTIES AND NET INVESTMENT IN DIRECT FINANCING LEASES
-------------------------------------------------------------------

The investment properties, including equipment held by the Partnership at March 31, 1997, were originally purchased at a price, including acquisition costs, of approximately $5,869,000.

The net investment in direct financing leases, which includes the Partnership's specialty leasehold improvement leases, amounted to $13,000 at March 31, 1997, compared to $25,000 at December 31, 1996. The decrease of $12,000 was a result of principal payments received during the quarter as well as the termination of the equipment lease with the Hardee's in Wahoo, Nebraska.

OTHER ASSETS
------------

Cash and cash equivalents, including cash restricted for real estate taxes held by the Partnership, were $314,000 at March 31, 1997, compared to $1,237,000 at December 31, 1996. The Partnership designated cash of $100,000 to fund the First Quarter 1997 distributions to Limited Partners; $75,000 for the payment of accounts payable and accrued expenses; and the remainder represents reserves deemed necessary to allow the Partnership to operate normally. Cash generated through the operations of the Partnership's investment properties, sales of investment properties, and any recoveries of misappropriated funds by the former general partners will provide the sources for future fund liquidity and Limited Partner distributions.

The Partnership established an Indemnification Trust (the "Trust") during the Fourth Quarter of 1993 and deposited $130,000 in the Trust during 1994, $100,000 during 1995, and $20,000 during 1996. The provision to establish the Trust was included in the Permanent Manager Agreement for the indemnification of TPG, in the absence of fraud or gross negligence, from any claims or liabilities that may arise from TPG acting as Permanent Manager. The Trust is owned by the Partnership. For additional information regarding the Trust, refer to Note 9 to the financial statements.

DUE FROM FORMER AFFILIATES, ALLOWANCE FOR UNCOLLECTIBLE AMOUNTS DUE FROM FORMER
-------------------------------------------------------------------------------
AFFILIATES AND DUE TO AFFILIATED PARTNERSHIPS
---------------------------------------------

Due from former affiliates represented misappropriated assets due from the former general partners and their affiliates in the amount of $2,015,000 at March 31, 1997. The receivable decreased from December 31, 1996, due to $2,600 of recoveries received during the quarter from the former general partners and their affiliates.

The Partnership maintains a record of costs incurred in identifying or recovering the misappropriated assets. These amounts are expensed when incurred, and then recorded on the balance sheet as a restoration cost receivable with a corresponding allowance for such receivable deemed uncollectible. These costs are considered due from the former general partners and their affiliates. Interest has been accrued on the misappropriated funds since January 1, 1993, at a rate of 9% per annum and has been included in the restoration cost receivable. The receivable increased from approximately $4,509,000 at December 31, 1996 to $4,627,000 at March 31, 1997, and includes $2,348,000 of cumulative accrued interest.

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation. Through March 31, 1997, $5,166,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, the Partnership has recognized $1,003,000 as income, which represents its share of the excess recovery. The current General Partner continues to pursue recoveries of the misappropriated funds, however no further significant recoveries are anticipated.

The restoration costs are allocated among the Partnerships based on each Partnership's respective share of the misappropriation as discussed in Note 10 to the financial statements. The allocation is adjusted periodically to reflect any changes in the entire misappropriation. The Partnership's percentage of the allocation was increased in 1993.

LIABILITIES
-----------

Accounts payable and accrued expenses at March 31, 1997, in the amount of $23,000, primarily represented the accrual of legal and auditing fees.

PARTNERS' CAPITAL
-----------------

Net income for the quarter was allocated between the General Partner and the Limited Partners, 1% and 99%, respectively, as provided in the Partnership Agreement and the Amendment to the Partnership Agreement, as discussed more fully in Note 4 of the financial statements. The former general partners' capital account balance was reallocated to the Limited Partners at December 31, 1993. Refer to Note 12 to the financial statements for additional information regarding the reallocation.

Cash distributions paid to the Limited Partners and to the General Partner during 1997, of $925,000 and $324, respectively, have also been made in accordance with the amended Partnership Agreement. The First Quarter 1997 distribution of $100,000 was paid to the Limited Partners on May 15, 1997.

RESULTS OF OPERATIONS:
----------------------

The Partnership reported net income for the quarter ended March 31, 1997, in the amount of $81,000 compared to net income for the quarter ended March 31, 1996 of $159,000. Costs increased significantly during 1996 as the lawsuit against the former general partner accountants and attorneys got closer to trial and as a result of contigent fee payments made upon settlements of the litigation. During 1997, these costs had a minimal impact on operations. Additionally, revenue for 1996 included a recovery of amounts previously written off as a result of amounts received from the Partnership's former accountants and attorneys.

REVENUES
--------

Total revenues were $174,000, and $935,000, for the quarters ended March 31, 1997, and 1996, respectively. The increase in income in 1996 is attributable to the recovery of amounts from the Partnerships' former accountants and attorneys which had been previously been written-off.

Total revenues, should approximate $600,000 annually or $150,000 quarterly, based on leases currently in place. Future revenues may decrease with tenant defaults and/or sales of Partnership properties. They may also increase with additional rents due from tenants, if those tenants experience sales levels which require the payment of additional rent to the Partnership.

EXPENSES
--------

For the quarters ended March 31, 1997 and 1996, cash expenses amounted to approximately 36% and 80% of total revenues, respectively. Total expenses, including non-cash items, amounted to 53% and 83% of total revenues for the quarters ended March 31, 1997 and 1996, respectively. Items negatively impacting expenses during the First Quarter of 1996, are expenses incurred primarily in relation to the misappropriation of assets by the former general partners and their affiliates.

For the quarters ended March 31, 1997 and 1996, expenses incurred in relation to the misappropriated assets amounted to $20,000 and $651,000, respectively.
These costs increased significantly during the first quarter of 1996 due to the payment of contingent fees and litigation expenses in relation to the settlement of litigation against the Partnerships' former accountants and attorneys.
Future expenses incurred in relation to the misappropriation should have a minimal impact on the Partnership.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Listing of Exhibits:

     99.0 Correspondence to the Limited Partners dated May 15, 1997, regarding the First Quarter 1997 distribution.

(b)  Report on Form 8-K:

     The Registrant filed no reports on Form 8-K during the first quarter of fiscal year 1997.

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


Date:  May 14, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:  The Provo Group, Inc., General Partner


By:  /s/Bruce A. Provo
     ---------------------------------------------
     Bruce A. Provo, President


Date:  May 14, 1997



By:  /s/Kristin J. Atkinson
     --------------------------------------------
     Kristin J. Atkinson
     Vice President - Finance and Administration


Date:  May 14, 1997