Form 10-Q
period 1997-06-30
DIVALL INCOME PROPERTIES 3 L P
filed 1997-08-13
CIK 858715

                                   FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended June 30, 1997
                                   --------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the transition period from __________________ to  ___________________


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
       Limited Partnership Interests

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                        -----     -----

                         PART I - FINANCIAL INFORMATION
                         Item 1.  Financial Statements

                 DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                      June 30, 1997 and December 31, 1996
                      -----------------------------------

                                     ASSETS

                                                       (Unaudited)
                                                        June 30,    December 31,
                                                          1997          1996
                                                       -----------  ------------
INVESTMENT PROPERTIES:  (Note 3)
  Land                                                 $ 2,085,836  $ 2,085,836
  Buildings and improvements                             3,762,726    3,762,726
  Accumulated depreciation                                (820,420)    (761,761)
                                                       -----------  -----------
    Net investment properties                            5,028,142    5,086,801
                                                       -----------  -----------
NET INVESTMENT IN DIRECT FINANCING LEASES: (Note 7)          8,404       25,017
                                                       -----------  -----------
OTHER ASSETS:
  Cash and cash equivalents                                348,842    1,155,128
  Cash restricted for real estate taxes                      7,250       81,477
  Cash held in Indemnification Trust (Note 9)              283,466      276,248
  Rents and other receivables                               14,918       27,186
  Deferred rent receivable                                  39,650       41,108
  Deferred fees                                             22,417       23,310
  Prepaid assets                                             1,629        4,192
                                                       -----------  -----------
    Total other assets                                     718,172    1,608,619
                                                       -----------  -----------
DUE FROM FORMER AFFILIATES: (Note 2)
  Due from former general partner affiliates             2,014,917    2,017,488
  Allowance for uncollectible amounts due from former
   affiliates                                           (2,014,917)  (2,017,488)
  Restoration cost receivable                            4,849,026    4,509,417
  Allowance for uncollectible restoration receivable    (4,849,026)  (4,509,417)
                                                       -----------  -----------
    Due from former affiliates, net                              0            0
                                                       -----------  -----------
    Total assets                                       $ 5,754,718  $ 6,720,437
                                                       ===========  ===========

        The accompanying notes are an integral part of these statements.

                 DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                       LIABILITIES AND PARTNERS' CAPITAL

                      June 30, 1997 and December 31, 1996
                      -----------------------------------

                                                       (Unaudited)
                                                        June 30,    December 31,
                                                          1997          1996
                                                       -----------  ------------
LIABILITIES:
  Accounts payable and accrued expenses                $    34,667  $    30,280
  Due to current General Partner                               330       49,327
  Security deposits                                         46,979       46,979
  Unearned rental income                                    48,846       26,589
  Real estate taxes payable                                      0       81,217
                                                       -----------  -----------
    Total liabilities                                      130,822      234,392
                                                       -----------  -----------
CONTINGENT LIABILITIES:  (Note 8)

PARTNER'S CAPITAL:  (Notes 1, 4 and 12)
Current General Partner -
  Cumulative net income (loss)                              11,035        9,400
  Cumulative cash distributions                             (4,876)      (4,222)
                                                       -----------  -----------
                                                             6,159        5,178
                                                       -----------  -----------
Limited Partners (17,102.52 interests outstanding)
  Capital contributions, net of offering costs          14,408,872   14,408,872
  Cumulative net loss                                     (662,660)    (824,530)
  Cumulative cash distributions                         (7,862,984)  (6,837,984)
  Reallocation of former general partners' deficit
   capital                                                (265,491)    (265,491)
                                                       -----------  -----------
                                                         5,617,737    6,480,867
                                                       -----------  -----------
    Total partners' capital                              5,623,896    6,486,045
                                                       -----------  -----------
    Total liabilities and partners' capital            $ 5,754,718  $ 6,720,437
                                                       ===========  ===========

        The accompanying notes are an integral part of these statements.

                 DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME

                                  (Unaudited)
                                  -----------

                                                       Three Months Ended      Six Months Ended
                                                       ------------------    ---------------------
                                                             June 30,               June 30,
                                                       ------------------    ---------------------
                                                         1997       1996      1997        1996
                                                       --------   --------   -------   -----------
REVENUES:
  Rental income                                        $157,388   $173,038   $318,387   $  343,616
  Interest income on direct financing leases                558     23,835      1,708       50,888
  Interest income                                         5,380     19,282     14,095       27,335
  Other income                                               87        372        381          649
  Recovery of amounts previously written off              8,439     16,947     11,010      746,038
                                                       --------   --------   --------   ----------
                                                        171,852    233,474    345,581    1,168,526
                                                       --------   --------   --------   ----------

EXPENSES:
  Partnership management fees                            15,960     15,450     31,580       30,620
  Restoration fees                                            0        678        103       53,013
  Insurance                                               1,239      1,378      2,566        2,646
  General and administrative (Note 8)                    16,107     16,305     26,323       25,235
  Advisory Board fees and expenses                        2,600      3,647      6,022        8,589
  Professional services                                  12,289     13,061     24,569       26,248
  Professional services related to investigation         11,431    (67,461)    31,361      583,209
  Depreciation                                           29,329     29,329     58,659       58,659
  Amortization                                              447          0        893            0
                                                       --------   --------   --------   ----------
                                                         89,402     12,387    182,076      788,219
                                                       --------   --------   --------   ----------
NET INCOME                                             $ 82,450   $221,087   $163,505   $  380,307
                                                       ========   ========   ========   ==========
NET INCOME - GENERAL PARTNER                           $    824   $  2,211   $  1,635   $    3,803
NET INCOME - LIMITED PARTNERS                            81,626    218,876    161,870      376,504
                                                       --------   --------   --------   ----------
                                                       $ 82,450   $221,087   $163,505   $  380,307
                                                       ========   ========   ========   ==========
NET INCOME PER LIMITED PARTNERSHIP
INTEREST, based on 17,102.52 interests outstanding        $4.77     $12.80      $9.46       $22.01
                                                          =====     ======      =====       ======

       The accompanying notes are an integral part of these statements.

                 DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                  (Unaudited)
                                  -----------




                                                                                          Six Months Ended June 30,
                                                                                      --------------------------------
                                                                                          1997                 1996
                                                                                      ------------          ----------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
  Net income                                                                           $   163,505          $  380,307
  Adjustments to reconcile net income to net cash from (used in)
    operating activities -
      Depreciation and amortization                                                         59,552              58,659
      Recovery of amounts previously written off                                           (11,010)           (746,038)
      Interest applied to Indemnification Trust Account                                     (7,218)             (6,520)
      (Increase)/Decrease in rents, other receivables and prepaid assets                    14,801             (21,857)
      (Increase)/Decrease in deferred rent receivable                                        1,458                 347
      Deposits applied for real estate taxes                                                74,227              40,195
      Increase/(Decrease) in accounts payable and accrued expenses                           4,387            (228,498)
      Decrease in security deposits                                                              0              (5,690)
      Increase/(Decrease) in due to General Partner                                        (48,997)                884
      Increase in unearned rental income                                                    22,257                   0
      (Decrease) in real estate taxes payable                                              (81,217)             (3,184)
                                                                                       -----------          ----------
        Net cash provided from operating activities                                        191,745             617,445
                                                                                       -----------          ----------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Principal payments received on direct financing leases                                    25,052             189,647
  Deposit to Indemnification Trust Account                                                       0             (20,000)
  Deposit to restoration escrow account                                                          0            (841,181)
  Recoveries from former affiliates                                                          2,571           1,813,177
  Principal receipts from note                                                                   0              19,050
                                                                                       -----------          ----------
        Net cash provided from investing activities                                         27,623           1,160,693
                                                                                       -----------          ----------

CASH FLOWS (USED IN) FINANCING ACTIVITIES:
  Payments of amounts due to affiliated partnerships                                             0            (201,912)
  Cash distributions to General Partner                                                       (654)             (1,521)
  Cash distributions to Limited Partners                                                (1,025,000)           (225,000)
                                                                                       -----------          ----------
         Net cash (used in) financing activities                                        (1,025,654)           (428,433)
                                                                                       -----------          ----------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                                             (806,286)            200,865

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         1,155,128             312,290
                                                                                       -----------          ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $   348,842          $  513,155
                                                                                       ===========          ==========
SUPPLEMENTAL DISCLOSURE--cash paid for interest                                        $         0          $        0
                                                                                       ===========          ==========

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

The Partnership is currently engaged in the business of owning and operating its investment portfolio (the "Properties") of commercial real estate and recovering the assets misappropriated by the former general partners and their affiliates. The Properties are leased on a triple net basis to, and operated by, franchisors or franchisees of national, regional and local retail chains under long-term leases. The lessees consist of fast-food, family style, and casual/theme restaurants. At June 30, 1997, the Partnership owned seven (7) properties and specialty leasehold improvements for use in all seven (7) of the Properties.

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

2.   REGULATORY INVESTIGATION:
     -------------------------

A preliminary investigation during 1992 by the Office of the Commissioner of Securities for the State of Wisconsin and the Securities and Exchange Commission (the "Investigation") revealed that during at least the three years ended December 31, 1992, the former general partners of the Partnership, Gary J. DiVall ("DiVall") and Paul E. Magnuson ("Magnuson") had transferred substantial cash assets of the Partnership and two affiliated publicly registered partnerships, DiVall Insured Income Fund Limited Partnership ("DiVall 1") and DiVall Insured Income Properties 2 Limited Partnership ("DiVall 2") (collectively the "Partnerships") to various other entities previously sponsored by or otherwise affiliated with DiVall and Magnuson. The unauthorized transfers were in violation of the respective Partnership Agreements and resulted, in part, from material weaknesses in the internal control system of the Partnerships. The aggregate amount of the misappropriation, related costs, and 9% interest accrued since January 1, 1993, is in excess of $14,800,000, of which approximately $6,900,000 has been attributed to the Partnership and is reflected as due from former affiliates on the balance sheet at June 30, 1997. The 9% interest accrued as of June 30, 1997, amounted to approximately $2,499,000 and is not reflected in the accompanying income statement. As of December 31, 1996, $6,527,000 was reflected as due from former affiliates based on an estimated overall misappropriation and related costs of $14,000,000.

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

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation. Through June 30, 1997, $5,166,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, the Partnership has recognized $1,003,000 as income, which represents its share of the excess recovery. The current General Partner continues to pursue recoveries of the misappropriated funds, however, no further significant recoveries are anticipated.

3.   INVESTMENT PROPERTIES:
     ----------------------

As of June 30, 1997, the Partnership owned seven (7) fast-food restaurants comprised of: three (3) Hardee's restaurants, one (1) Applebee's restaurant, and three (3) Denny's restaurants. The seven (7) properties are located in five
(5) states.

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

The original offering document required the Partnership to lease its properties to a single tenant as long as the properties so leased do not constitute; in the aggregate, more than 20% of the aggregate gross proceeds of the offering. As of June 30, 1997, the Partnership has leased two of its properties to Hardees Food Systems, Inc., which constitute 21% of the aggregate gross proceeds.

6.   TRANSACTIONS WITH CURRENT GENERAL PARTNER:
     ------------------------------------------

Amounts paid to the current General Partner for the six months ended June 30, 1997 and 1996, are as follow:

                                                 Incurred as of  Incurred as of
     Current General Partner                     June 30, 1997   June 30, 1996
     -----------------------                     --------------  --------------
     Management fees                                    $31,580         $30,620
     Restoration fees                                       103          53,013
     Cash distribution                                      654           1,521
     Overhead allowance                                   2,575           2,552
     Reimbursement for out-of-pocket expenses             6,748           4,766
                                                        -------         -------
                                                        $41,660         $92,472
                                                        =======         =======


7.   NET INVESTMENT IN DIRECT FINANCING LEASES:
     ------------------------------------------

The net investment in direct financing leases, which includes the Partnership's specialty leasehold improvement leases, is comprised of the following as of June 30, 1997:

      Minimum lease payments receivable                        $    0

      Estimated residual values of leased
      property (non-recourse)                                   8,404

      Less - Unearned income                                        0
                                                               ------

      Net investment in direct financing leases                $8,404
                                                               ======

Scheduled future minimum lease payments are as follows:

                        Year ending
                        December 31,

                           1997                                $8,404
                                                               ======

8.   CONTINGENT LIABILITIES:
     -----------------------

According to the Partnership Agreement, as amended, the current General Partner may receive a disposition fee not to exceed 3% of the contract price of the sale of investment properties. Fifty percent (50%) of all such disposition fees earned by the current General Partner is to be escrowed until the aggregate amount of recovery of the funds misappropriated from the Partnerships by the former general partners is greater than $4,500,000. Upon reaching such recovery level, full disposition fees will thereafter be payable and fifty percent (50%) of the previously escrowed amounts will be paid to the current General Partner. At such time as the recovery exceeds $6,000,000 in the aggregate, the remaining escrowed disposition fees shall be paid to the current General Partner. If such levels of recovery are not achieved, the current General Partner will contribute the amounts escrowed towards the recovery. In lieu of an escrow, 50% of all such disposition fees have been paid directly to the restoration account and then distributed among the three Partnerships. After surpassing the $4,500,000 recovery level during March 1996, 50% of the amounts previously escrowed was refunded to the current General Partner. The remaining amount allocated to the Partnerships may be owed to the current General Partner if the $6,000,000 recovery level is met. As of June 30, 1997, the Partnership may owe the current General Partner $18,862, which is currently reflected as a recovery, if the $6,000,000 recovery level is achieved.

9.   PMA INDEMNIFICATION TRUST:
     --------------------------

The Permanent Manager Agreement ("PMA") provides that the Permanent Manager will be indemnified from any claims or expenses arising out of or relating to the Permanent Manager serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by the Permanent Manager. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership's creditors. An Indemnification Trust ("Trust") serving such purposes has been established at United Missouri Bank, N.A. The Trust has been fully funded with Partnership assets as of June 30, 1997.

Funds are invested in U.S. Treasury securities. In addition, interest totaling $33,466 has been credited to the Trust as of June 30, 1997. The rights of the Permanent Manager to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by the Permanent Manager of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against the Permanent Manager and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that the Permanent Manager shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

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

Recoveries realized by the Partnerships are being distributed to each respective partnership on the same basis as the restoration costs are currently being allocated, adjusted for any future changes in the entire misappropriation, as a result of the continuing investigation. As of June 30, 1997, the Partnerships recovered a total of approximately $5,126,000 from the former general partners and their affiliates. Of this amount, the Partnership received its pro-rata share in the amount of $2,390,000. Additionally, $40,347, representing 50% of all previously escrowed disposition fees earned by the General Partner, have been paid to the recovery. Of that amount, $18,862 was allocated to the Partnership and is contingently payable to the General Partner upon achievement of the final recovery level as described in Note 8.

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

On March 24, 1994, an affiliated partnership, DiVall 1, filed a complaint in the United States District Court for the Western District of Missouri against Boatmen's First National Bank of Kansas City ("Boatmen's") seeking a declaratory judgment that Boatmen's has no right or interest in a promissory note executed in the name of DiVall 1 by the former general partners (the "Note") secured by mortgages on five DiVall 1 properties, and further seeking an injunction against foreclosure proceedings instituted against a DiVall 1 property located in Dallas, Texas under a first deed of trust and security agreement given to secure the Note (the "Foreclosure"). The former general partners borrowed $600,000 during or before 1991 from Metro North State Bank (now Boatmen's). The proceeds of the Note were not received by DiVall 1. As of June 30,

1997, DiVall 1 had not paid debt service on the Note. DiVall 1 received a notice of default on the Note in October 1993, and the Foreclosure Action was filed in February 1994. As of June 30, 1997, interest in the amount of $252,000 had accrued but was unpaid on the Note. Interest is accrued at the face rate of the Note. If DiVall 1 loses the case against Boatmen's, additional interest totaling approximately $274,000, representing the default rate of interest may be due. Boatmen's has agreed to stay its foreclosure proceedings pending the outcome of the litigation. Boatmen's answered the complaint and filed a motion for summary judgment to which DiVall 1 responded. The District Court granted Boatmen's motion for summary judgement. DiVall 1 appealed and the Eighth Circuit Court of Appeals reversed the District Court's ruling. The case was sent back to the District Court for further discovery and trial. Trial of the case took place on June 23, 1997. DiVall 1 is awaiting the judge's ruling on the matter. Pursuant to the Restoration Trust Account procedures described above, all of the Partnerships are sharing the expenses of this litigation and any recoveries resulting effectively from the partial or full cancellation of the alleged indebtedness will be allocated among the three Partnerships on the same basis as the restoration costs are currently being allocated.

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

13.  SUBSEQUENT EVENTS:
     ------------------

On August 15, 1997, the Partnership made a distribution to the Limited Partners for the Second Quarter 1997 of $125,000 amounting to approximately $7.31 per limited partnership interest.

During July, 1997, the Partnership sold the Hardee's property in Wahoo,
Nebraska.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources:
--------------------------------

Investment Properties and Net Investment in Direct Financing Leases
-------------------------------------------------------------------

The investment properties, including equipment held by the Partnership at June 30, 1997, were originally purchased at a price, including acquisition costs, of approximately $5,869,000.

The net investment in direct financing leases, which includes the Partnership's specialty leasehold improvement leases, amounted to $8,000 at June 30, 1997, compared to $25,000 at December 31, 1996. The decrease of $17,000 was a result of principal payments received during the quarter as well as the termination of the equipment lease with the Hardee's in Wahoo, Nebraska.

Other Assets
------------

Cash and cash equivalents, including cash restricted for real estate taxes held by the Partnership, were $356,000 at June 30, 1997, compared to $1,237,000 at December 31, 1996. The Partnership designated cash of $125,000 to fund the Second Quarter 1997 distributions to Limited Partners; $87,000 for the payment of accounts payable and accrued expenses; and the remainder represents reserves deemed necessary to allow the Partnership to operate normally. Cash generated through the operations of the Partnership's investment properties, sales of investment properties, and any recoveries of misappropriated funds by the former general partners will provide the sources for future fund liquidity and Limited Partner distributions.

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

Due From Former Affiliates and Allowance for Uncollectible Amounts Due From
---------------------------------------------------------------------------
Former Affiliates
-----------------

Due from former affiliates represented misappropriated assets due from the former general partners and their affiliates in the amount of $2,015,000 at June 30, 1997. The receivable decreased from December 31, 1996, due to $2,600 of recoveries received during the quarter from the former general partners and their affiliates.

The Partnership maintains a record of costs incurred in identifying or recovering the misappropriated assets. These amounts are expensed when incurred, and then recorded on the balance sheet as a restoration cost receivable with a corresponding allowance for such receivable deemed uncollectible. These costs are considered due from the former general partners and their affiliates. Interest has been accrued on the misappropriated funds since January 1, 1993, at a rate of 9% per annum and has been included in the restoration cost receivable. The receivable increased from approximately $4,509,000 at December 31, 1996 to $4,849,000 at June 30, 1997, and includes $2,499,000 of cumulative accrued interest.

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation. Through June 30, 1997, $5,166,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, the Partnership has recognized $1,003,000 as income, which represents its share of the excess recovery. The current General Partner continues to pursue recoveries of the misappropriated funds, however, no further significant recoveries are anticipated.

The restoration costs are allocated among the Partnerships based on each Partnership's respective share of the misappropriation as discussed in Note 10 to the financial statements. The allocation is adjusted periodically to reflect any changes in the entire misappropriation. The Partnership's percentage of the allocation was increased in 1993.

Liabilities
-----------

Accounts payable and accrued expenses at June 30, 1997, in the amount of $35,000, primarily represented the accrual of legal and auditing fees.

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

Cash distributions paid to the Limited Partners and to the General Partner during 1997, of $1,025,000 and $654, respectively, have also been made in accordance with the amended Partnership Agreement. The Second Quarter 1997 distribution of $125,000 was paid to the Limited Partners on August 15, 1997.

Results of Operations:
----------------------

The Partnership reported net income for the quarter ended June 30, 1997, in the amount of $82,000 compared to net income for the quarter ended June 30, 1996 of $221,000. Net income for the six months ended June 30, 1997 and 1996 totaled $164,000 and $380,000, respectively. Costs increased significantly during 1996 as the lawsuit against the former general partner accountants and attorneys got closer to trial and as a result of contigent fee payments made upon settlements of the litigation. During 1997, these costs had a minimal impact on operations. Additionally, revenue for 1996 included a recovery of amounts previously written off as a result of amounts received from the Partnership's former accountants and attorneys.

Revenues
--------

Total revenues were $172,000, and $233,000, for the quarters ended June 30, 1997, and 1996, respectively and were $346,000 and $1,169,000 for the six months ended June 30, 1997 and 1996, respectively. The increase in income in 1996 is attributable to the recovery of amounts from the Partnerships' former accountants and attorneys which had been previously been written-off.

Total revenues, should approximate $600,000 annually or $150,000 quarterly, based on leases currently in place. Future revenues may decrease with tenant defaults and/or sales of Partnership properties. They may also increase with additional rents due from tenants, if those tenants experience sales levels which require the payment of additional rent to the Partnership.

Expenses
--------

For the quarters ended June 30, 1997 and 1996, cash expenses amounted to approximately 35% and -7% of total revenues, respectively. For the six months ended June 30, 1997 and 1996, cash expenses totaled 35% and 62% of total revenues, respectively. Total expenses, including non-cash items, amounted to 52% and 5% of total revenues for the quarters ended June 30, 1997 and 1996, respectively and totaled 53% and 67% of total revenues for the six months ended June 30, 1997 and 1996, respectively. Items negatively impacting expenses during the First Quarter of 1996, are expenses incurred primarily in relation to the misappropriation of assets by the former general partners and their affiliates. The reversal of an over accrual of these expenses favorably impacted the Second Quarter of 1996 results.

For the six months ended June 30, 1997 and 1996, expenses incurred in relation to the misappropriated assets amounted to $31,000 and $583,000, respectively. These costs increased significantly during the first quarter of 1996 due to the payment of contingent fees and litigation expenses in relation to the settlement of litigation against the Partnerships' former accountants and attorneys. Future expenses incurred in relation to the misappropriation should have a minimal impact on the Partnership.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)  Listing of Exhibits:

     99.0 Correspondence to the Limited Partners dated August 15, 1997, regarding the Second Quarter 1997 distribution.

(b)  Report on Form 8-K:

     The Registrant filed no reports on Form 8-K during the second quarter of fiscal year 1997.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP


By:    The Provo Group, Inc., General Partner



By:    /s/ Bruce A. Provo
       ------------------------------------
       Bruce A. Provo, President


Date:  August 14, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:    The Provo Group, Inc., General Partner



By:    /s/ Bruce A. Provo
       ------------------------------------
       Bruce A. Provo, President


Date:  August 14, 1997



By:    /s/ Kristin J. Atkinson
       ------------------------------------
       Kristin J. Atkinson
       Vice President - Finance and Administration


Date:  August 14, 1997