Form 10-Q
period 1997-09-30
DIVALL INCOME PROPERTIES 3 L P
filed 1997-11-13
CIK 858715

                                   FORM 10-Q

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended     September 30, 1997
                                    --------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to _______________

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

                                 BALANCE SHEETS

                    September 30, 1997 and December 31, 1996
                    ----------------------------------------

                                     ASSETS


                                                                      (Unaudited)
                                                                     September 30,   December 31,
                                                                          1997           1996
                                                                     -------------   ------------
INVESTMENT PROPERTIES:  (Note 3)
     Land                                                              $ 2,030,982    $ 2,085,836
     Buildings and improvements                                          3,309,464      3,762,726
     Accumulated depreciation                                             (736,057)      (761,761)
                                                                       -----------    -----------

        Net investment properties                                        4,604,389      5,086,801
                                                                       -----------    -----------

NET INVESTMENT IN DIRECT FINANCING LEASES: (Note 7)                          2,593         25,017
                                                                       -----------    -----------
OTHER ASSETS:
     Cash and cash equivalents                                             695,633      1,155,128
     Cash restricted for real estate taxes                                       0         81,477
     Cash held in Indemnification Trust (Note 9)                           287,675        276,248
     Rents and other receivables                                            21,413         27,186
     Deferred rent receivable                                               31,609         41,108
     Deferred fees                                                          21,971         23,310
     Prepaid assets                                                            411          4,192
                                                                       -----------    -----------
        Total other assets                                               1,058,712      1,608,619
                                                                       -----------    -----------
DUE FROM FORMER AFFILIATES: (Note 2)
     Due from former general partner affiliates                          2,014,917      2,017,488
     Allowance for uncollectible amounts due from former affiliates     (2,014,917)    (2,017,488)
     Restoration cost receivable                                         5,010,643      4,509,417
     Allowance for uncollectible restoration receivable                 (5,010,643)    (4,509,417)
                                                                       -----------    -----------

        Due from former affiliates, net                                          0              0
                                                                       -----------    -----------

        Total assets                                                   $ 5,665,694    $ 6,720,437
                                                                       ===========    ===========

        The accompanying notes are an integral part of these statements.

                 DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                       LIABILITIES AND PARTNERS' CAPITAL

                    September 30, 1997 and December 31, 1996
                    ----------------------------------------

                                                               (Unaudited)
                                                                September    December 31,
                                                                 30,1997         1996
                                                               -----------   ------------
LIABILITIES:
   Accounts payable and accrued expenses                       $    35,530    $    30,280
   Due to current General Partner                                      266         49,327
   Security deposits                                                37,529         46,979
   Unearned rental income                                           27,254         26,589
   Real estate taxes payable                                             0         81,217
                                                               -----------    -----------

     Total liabilities                                             100,579        234,392
                                                               -----------    -----------
CONTINGENET LIABILITIES:  (Note 8)

PARTNER'S CAPITAL:  (Notes 1, 4 and 12)

Current General Partner -
   Cumulative net income (loss)                                     11,700          9,400
   Cumulative cash distributions                                    (5,142)        (4,222)
                                                               -----------    -----------

                                                                     6,558          5,178
                                                               -----------    -----------
Limited Partners (17,102.52 interests outstanding)
   Capital contributions, net of offering costs                 14,408,872     14,408,872
   Cumulative net loss                                            (596,840)      (824,530)
   Cumulative cash distributions                                (7,987,984)    (6,837,984)
   Reallocation of former general partners' deficit capital       (265,491)      (265,491)
                                                               -----------    -----------

                                                                 5,558,557      6,480,867
                                                               -----------    -----------

          Total partners' capital                                5,565,115      6,486,045
                                                               -----------    -----------

          Total liabilities and partners' capital              $ 5,665,694    $ 6,720,437
                                                               ===========    ===========

        The accompanying notes are an integral part of these statements.

                 DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME

                                  (Unaudited)
                                  -----------

                                                        Three Months Ended        Nine Months Ended
                                                       --------------------    ----------------------
                                                          September 30,            September 30,
                                                       --------------------    ----------------------
                                                         1997        1996        1997         1996
                                                       --------   ---------    --------    ----------

REVENUES:
     Rental income                                     $134,359    $167,149    $452,746    $  510,765
     Interest income on direct financing leases               0      20,566       1,708        71,454
     Interest income                                      9,755      14,094      23,850        41,429
     Gain on sale of assets                               7,585           0       7,585             0
     Other income                                           250         222         631           870
     Recovery of amounts previously written off              53      18,259      11,063       764,298
                                                       --------    --------    --------    ----------
                                                        152,002     220,290     497,583     1,388,816
                                                       --------    --------    --------    ----------
EXPENSES:
     Partnership management fees                         15,960      15,450      47,540        46,070
     Restoration fees                                         0         598         103        53,610
     Insurance                                            1,218       1,181       3,784         3,827
     General and administrative (Note 8)                  6,510       8,821      32,833        34,056
     Advisory Board fees and expenses                     4,178       4,163      10,200        12,752
     Disposition fees                                    12,150           0      12,150             0
     Professional services                               13,611      11,106      38,180        37,354
     Professional services related to investigation       4,957      10,296      36,318       593,505
     Depreciation                                        26,487      29,331      85,146        87,990
     Amortization                                           446           0       1,339             0
                                                       --------    --------    --------    ----------
                                                         85,517      80,946     267,593       869,164
                                                       --------    --------    --------    ----------

NET INCOME                                             $ 66,485    $139,344    $229,990    $  519,652
                                                       ========    ========    ========    ==========

NET INCOME - GENERAL PARTNER                           $    665    $  1,393    $  2,300    $    5,197

NET INCOME - LIMITED PARTNERS                            65,820     137,951     227,690       514,455
                                                       --------    --------    --------    ----------

                                                       $ 66,485    $139,344    $229,990    $  519,652
                                                       ========    ========    ========    ==========

NET INCOME PER LIMITED PARTNERSHIP
INTEREST, based on 17,102.52 interests
outstanding                                            $   3.85    $   8.07    $  13.31     $   30.08
                                                       ========    ========    ========    ==========

        The accompanying notes are an integral part of these statements.

                DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                           STATEMENTS OF CASH FLOWS

                                  (Unaudited)
                                  -----------

                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                              --------------------------
                                                                                 1997           1996
                                                                              -----------    -----------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
    Net income                                                                $   229,990    $   519,652
    Adjustments to reconcile net income to net cash from (used in)
      operating activities -
        Depreciation and amortization                                              86,485         87,990
        Gain on sale of assets                                                     (7,585)             0
        Recovery of amounts previously written off                                (11,063)      (764,298)
        Interest applied to Indemnification Trust Account                         (11,427)       (10,515)
        (Increase)/Decrease in rents, other receivables and prepaid assets          9,554        (10,569)
        Decrease in deferred rent receivable                                        9,499          1,076
        Deposits applied for real estate taxes                                     81,477         40,206
        Increase/(Decrease) in accounts payable and accrued expenses                5,250       (210,057)
        Decrease in security deposits                                              (9,450)        (5,690)
        Increase/(Decrease) in due to General Partner                             (49,061)           557
        Increase in unearned rental income                                            665              0
        Increase/(Decrease) in real estate taxes payable                          (81,217)        12,974
                                                                              -----------    -----------
            Net cash provided from (used in) operating activities                 253,117       (338,674)
                                                                              -----------    -----------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
    Principal payments received on direct financing leases                         30,886        271,000
    Deposit to Indemnification Trust Account                                            0        (20,000)
    Recoveries from former affiliates                                               2,571      1,828,137
    Proceeds from sale of land and buildings                                      404,851              0
    Principal receipts from note                                                        0         34,004
                                                                              -----------    -----------
            Net cash provided from investing activities                           438,308      2,113,141
                                                                              -----------    -----------

CASH FLOWS (USED IN) FINANCING ACTIVITIES:
    Payments of amounts due to affiliated partnerships                                  0       (201,912)
    Cash distributions to General Partner                                            (920)        (2,078)
    Cash distributions to Limited Partners                                     (1,150,000)    (1,350,000)
                                                                              -----------    -----------
            Net cash (used in) financing activities
                                                                               (1,150,920)    (1,553,990)
                                                                              -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             (459,495)       220,477

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                1,155,128        312,290
                                                                              -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $   695,633    $   532,767
                                                                              ===========    ===========

SUPPLEMENTAL DISCLOSURE--cash paid for interest                               $         0    $         0
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

The Partnership is currently engaged in the business of owning and operating its investment portfolio (the "Properties") of commercial real estate and recovering the assets misappropriated by the former general partners and their affiliates. The Properties are leased on a triple net basis to, and operated by, franchisors or franchisees of national, regional and local retail chains under long-term leases. The lessees consist of fast-food, family style, and casual/theme restaurants. At September 30, 1997, the Partnership owned six (6) properties and specialty leasehold improvements for use in all six (6) of the Properties.

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


2.  REGULATORY INVESTIGATION:
    -------------------------

A preliminary investigation during 1992 by the Office of the Commissioner of Securities for the State of Wisconsin and the Securities and Exchange Commission (the "Investigation") revealed that during at least the three years ended December 31, 1992, the former general partners of the Partnership, Gary J. DiVall ("DiVall") and Paul E. Magnuson ("Magnuson") had transferred substantial cash assets of the Partnership and two affiliated publicly registered partnerships, DiVall Insured Income Fund Limited Partnership ("DiVall 1") and DiVall Insured Income Properties 2 Limited Partnership ("DiVall 2") (collectively the "Partnerships") to various other entities previously sponsored by or otherwise affiliated with DiVall and Magnuson. The unauthorized transfers were in violation of the respective Partnership Agreements and resulted, in part, from material weaknesses in the internal control system of the Partnerships. The aggregate amount of the misappropriation, related costs, and 9% interest accrued since January 1, 1993, is in excess of $15,000,000, of which approximately $7,026,000 has been attributed to the Partnership and is reflected as due from former affiliates on the balance sheet at September 30, 1997. The 9% interest accrued as of September 30, 1997, amounted to approximately $2,656,000 and is not reflected in the accompanying income statement. As of December 31, 1996, $6,527,000 was reflected as due from former affiliates based on an estimated overall misappropriation and related costs of $14,000,000.

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

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation. Through September 30, 1997, $5,166,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, the Partnership has recognized $1,003,000 as income, which represents its share of the excess recovery. The current General Partner continues to pursue recoveries of the misappropriated funds, however, no further significant recoveries are anticipated.


3.  INVESTMENT PROPERTIES:
    ----------------------

As of September 30, 1997, the Partnership owned six (6) fast-food restaurants comprised of: two (2) Hardee's restaurants, one (1) Applebee's restaurant, and three (3) Denny's restaurants. The six (6) properties are located in four (4) states.

The total cost of the investment properties includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners.

The former Hardee's restaurant in Wahoo, Nebraska was sold during the Third Quarter of 1997 for approximately $405,000, resulting in a gain to the Partnership of $7,585. Disposition fees of $12,150 were incurred as a result of the sale.

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

The original offering document required the Partnership to lease its properties to a single tenant as long as the properties so leased do not constitute; in the aggregate, more than 20% of the aggregate gross proceeds of the offering. As of September 30, 1997, the Partnership has leased two of its properties to Hardees Food Systems, Inc., which constitute 21% of the aggregate gross proceeds.

6.   TRANSACTIONS WITH CURRENT GENERAL PARTNER:

Amounts paid to the current General Partner for the nine months ended September 30, 1997 and 1996, are as follows:

Current General Partner                     Incurred as of      Incurred as of
-----------------------                      September 30,       September 30,
                                                 1997                1996
                                             -------------       -------------
Management fees                                    $47,540            $ 46,070
Restoration fees                                       103              53,610
Disposition fees                                    12,150                   0
Cash distribution                                      920               2,078
Overhead allowance                                   3,863               3,839
Reimbursement for out-of-pocket expenses             9,034               6,863
                                                   -------            --------
                                                   $73,610            $112,460
                                                   =======            ========


7.   NET INVESTMENT IN DIRECT FINANCING LEASES:

The net investment in direct financing leases, which includes the Partnership's specialty leasehold improvement leases, is comprised of the following as of September 30, 1997:

         Minimum lease payments receivable                            $      0

         Estimated residual values of leased
          property (non-recourse)                                        2,593

         Less - Unearned income                                              0
                                                                      --------
             Net investment in direct financing leases                   2,593
                                                                      ========


Scheduled future minimum lease payments are as follows:

                        Year ending
                        December 31,
                           1997                                       $  2,593
                                                                      ========

8.   CONTINGENT LIABILITIES:

According to the Partnership Agreement, as amended, the current General Partner may receive a disposition fee not to exceed 3% of the contract price of the sale of investment properties. Fifty percent (50%) of all such disposition fees earned by the current General Partner is to be escrowed until the aggregate amount of recovery of the funds misappropriated from the Partnerships by the former general partners is greater than $4,500,000. Upon reaching such recovery level, full disposition fees will thereafter be payable and fifty percent (50%) of the previously escrowed amounts will be paid to the current General Partner. At such time as the recovery exceeds $6,000,000 in the aggregate, the remaining escrowed disposition fees shall be paid to the current General Partner. If such levels of recovery are not achieved, the current General Partner will contribute the amounts escrowed towards the recovery. In lieu of an escrow, 50% of all such disposition fees have been paid directly to the restoration account and then distributed among the three Partnerships. After surpassing the $4,500,000 recovery level during March 1996, 50% of the amounts previously escrowed was refunded to the current General Partner. The remaining amount allocated to the Partnerships may be owed to the current General Partner if the $6,000,000 recovery level is met. As of September 30, 1997, the Partnership may owe the current General Partner $18,862, which is currently reflected as a recovery, if the $6,000,000 recovery level is achieved.

9.   PMA INDEMNIFICATION TRUST:

The Permanent Manager Agreement ("PMA") provides that the Permanent Manager will be indemnified from any claims or expenses arising out of or relating to the Permanent Manager serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by the Permanent Manager. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership's creditors. An Indemnification Trust ("Trust") serving such purposes has been established at United Missouri Bank, N.A. The Trust has been fully funded with Partnership assets as of September 30, 1997. Funds are invested in U.S. Treasury securities. In addition, interest totaling $37,675 has been credited to the Trust as of September 30, 1997. The rights of the Permanent Manager to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by the Permanent Manager of any and all interest in the Trust;
(ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against the Permanent Manager and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that the Permanent Manager shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

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

Recoveries realized by the Partnerships are being distributed to each respective partnership on the same basis as the restoration costs are currently being allocated, adjusted for any future changes in the entire misappropriation, as a result of the continuing investigation. As of September 30, 1997, the Partnerships recovered a total of approximately $5,126,000 from the former general partners and their affiliates. Of this amount, the Partnership received its pro-rata share in the amount of $2,390,000. Additionally, $40,347, representing 50% of all previously escrowed disposition fees earned by the General Partner, have been paid to the recovery. Of that amount, $18,862 was allocated to the Partnership and is contingently payable to the General Partner upon achievement of the final recovery level as described in Note 8.

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

On March 24, 1994, an affiliated partnership, DiVall 1, filed a complaint in the United States District Court for the Western District of Missouri against Boatmen's First National Bank of Kansas City ("Boatmen's") seeking a declaratory judgment that Boatmen's has no right or interest in a promissory note executed in the name of DiVall 1 by the former general partners (the "Note") secured by mortgages on five DiVall 1 properties, and further seeking an injunction against foreclosure proceedings instituted against a DiVall 1 property located in Dallas, Texas under a first deed of trust and security agreement given to secure the Note (the "Foreclosure"). The former general partners borrowed $600,000 during or before 1991 from Metro North State Bank (now Boatmen's). The proceeds of the Note were not received by DiVall 1. As of September 30, 1997, DiVall 1 had not paid debt service on the Note. DiVall 1 received a notice of default on the Note in October 1993, and the Foreclosure Action was filed in February 1994. As of September 30, 1997, interest in the amount of $265,000 had accrued but was unpaid on the Note. Boatmen's agreed to stay its foreclosure proceedings pending the outcome of the litigation. Boatmen's answered the complaint and filed a motion for summary judgment to which DiVall 1 responded. The District Court granted Boatmen's motion for summary judgement. DiVall 1 appealed and the Eighth Circuit Court of Appeals reversed the District Court's ruling. The case was sent back to the District Court for further discovery and trial. Trial of the case took place on June 23, 1997. The judge ruled in favor of DiVall 1 on August 21, 1997, that the note was unenforceable. However, Boatmen's appealed the ruling, so no recovery was recorded during the quarter. However, the appeal was dropped during the fourth quarter of 1997, so a recovery will be recorded during the fourth quarter. Pursuant to the Restoration Trust Account procedures described above, all of the Partnerships are sharing the expenses of this litigation and the recovery resulting from the full cancellation of the alleged indebtedness will be allocated among the three Partnerships on the same basis as the restoration costs are currently being allocated.

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

13.  SUBSEQUENT EVENTS:

On November 15, 1997, the Partnership made a distribution to the Limited Partners for the Third Quarter 1997 of $500,000 amounting to approximately $29.24 per limited partnership interest.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources:

Investment Properties and Net Investment in Direct Financing Leases

The investment properties, including equipment held by the Partnership at September 30, 1997, were originally purchased at a price, including acquisition costs, of approximately $5,357,000.

The net investment in direct financing leases, which includes the Partnership's specialty leasehold improvement leases, amounted to $3,000 at September 30, 1997, compared to $25,000 at December 31, 1996. The decrease of $22,000 was a result of principal payments received as well as the termination of the equipment lease with the Hardee's in Wahoo, Nebraska.

Other Assets

Cash and cash equivalents, including cash restricted for real estate taxes held by the Partnership, were $696,000 at September 30, 1997, compared to $1,237,000 at December 31, 1996. The Partnership designated cash of $500,000 to fund the Third Quarter 1997 distributions to Limited Partners; $56,000 for the payment of accounts payable and accrued expenses; and the remainder represents reserves deemed necessary to allow the Partnership to operate normally. Cash generated through the operations of the Partnership's investment properties, sales of investment properties, and any recoveries of misappropriated funds by the former general partners will provide the sources for future fund liquidity and Limited Partner distributions.

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

Due From Former Affiliates and Allowance for Uncollectible Amounts Due From Former Affiliates

Due from former affiliates represented misappropriated assets due from the former general partners and their affiliates in the amount of $2,015,000 at September 30, 1997. The receivable decreased from December 31, 1996, due to $2,600 of recoveries received during the quarter from the former general partners and their affiliates.

The Partnership maintains a record of costs incurred in identifying or recovering the misappropriated assets. These amounts are expensed when incurred, and then recorded on the balance sheet as a restoration cost receivable with a corresponding allowance for such receivable deemed uncollectible. These costs are considered due from the former general partners and their affiliates. Interest has been accrued on the misappropriated funds since January 1, 1993, at a rate of 9% per annum and has been included in the restoration cost receivable. The receivable increased from approximately $4,509,000 at December 31, 1996 to $5,011,000 at September 30, 1997, and includes $2,656,000 of cumulative accrued interest.

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation. Through September 30, 1997, $5,166,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, the Partnership has recognized $1,003,000 as income, which represents its share of the excess recovery. The current General Partner continues to pursue recoveries of the misappropriated funds, however, no further significant recoveries are anticipated.

The restoration costs are allocated among the Partnerships based on each Partnership's respective share of the misappropriation as discussed in Note 10 to the financial statements. The allocation is adjusted periodically to reflect any changes in the entire misappropriation. The Partnership's percentage of the allocation was increased in 1993.

Liabilities

Accounts payable and accrued expenses at September 30, 1997, in the amount of $36,000, primarily represented the accrual of legal and auditing fees.


Partners' Capital

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

Cash distributions paid to the Limited Partners and to the General Partner during 1997, of $1,150,000 and $920, respectively, have also been made in accordance with the amended Partnership Agreement. The Third Quarter 1997 distribution of $500,000 was paid to the Limited Partners on November 15, 1997.

Results of Operations:

The Partnership reported net income for the quarter ended September 30, 1997, in the amount of $66,000 compared to net income for the quarter ended September 30, 1996 of $139,000. Net income for the nine months ended September 30, 1997 and 1996 totaled $230,000 and $520,000, respectively. Costs increased significantly during 1996 as the lawsuit against the former general partner accountants and attorneys got closer to trial and as a result of contingent fee payments made upon settlements of the litigation. During 1997, these costs had a minimal impact on operations. Additionally, revenue for 1996 included a recovery of amounts previously written off as a result of amounts received from the Partnership's former accountants and attorneys.

Revenues

Total revenues were $152,000, and $220,000, for the quarters ended September 30, 1997, and 1996, respectively and were $498,000 and $1,389,000 for the nine months ended September 30, 1997 and 1996, respectively. The increase in revenue in 1996 is attributable to the recovery of amounts from the Partnerships' former accountants and attorneys which had been previously been written-off. Additionally, 1997 revenue related to equipment leases has declined significantly due to the buyout of those leases by the tenant at the end of 1996. Rental revenue has also declined significantly due to the renegotiation of leases on two Hardee's properties and the sale of a third Hardee's.

Total revenues should approximate $600,000 annually or $150,000 quarterly, based on leases currently in place. Future revenues may decrease with tenant defaults and/or sales of Partnership properties. They may also increase with additional rents due from tenants, if those tenants experience sales levels which require the payment of additional rent to the Partnership.

Expenses

For the quarters ended September 30, 1997 and 1996, cash expenses amounted to approximately 39% and 23% of total revenues, respectively. For the nine months ended September 30, 1997 and 1996, cash expenses totaled 36% and 56% of total revenues, respectively. Total expenses, including non-cash items, amounted to 56% and 37% of total revenues for the quarters ended September 30, 1997 and 1996, respectively and totaled 54% and 63% of total revenues for the nine months ended September 30, 1997 and 1996, respectively. Items negatively impacting expenses during 1996, are expenses incurred primarily in relation to the misappropriation of assets by the former general partners and their affiliates. During the Third Quarter of 1997 a disposition fee paid on the sale of a property negatively impacted expenses.

For the nine months ended September 30, 1997 and 1996, expenses incurred in relation to the misappropriated assets amounted to $36,000 and $594,000, respectively. These costs increased significantly during the First Quarter of 1996 due to the payment of contingent fees and litigation expenses in relation to the settlement of litigation against the Partnerships' former accountants and attorneys. Future expenses incurred in relation to the misappropriation should have a minimal impact on the Partnership.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)  Listing of Exhibits:

     99.0 Correspondence to the Limited Partners dated November 15, 1997, regarding the Third Quarter 1997 distribution.

(b)  Report on Form 8-K:

     The Registrant filed no reports on Form 8-K during the third quarter of fiscal year 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP



By:    The Provo Group, Inc., General Partner



By:    /s/ Bruce A. Provo
       __________________________________________________
       Bruce A. Provo, President


Date:  November 14, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:    The Provo Group, Inc., General Partner



By:    /s/ Bruce A. Provo
       __________________________________________________
       Bruce A. Provo, President


Date:  November 14, 1997



By:    /s/ Kristin J. Atkinson
       __________________________________________________
       Kristin J. Atkinson
       Vice President - Finance and Administration


Date:  November 14, 1997