Form 10-K405
period 1997-12-31
DIVALL INCOME PROPERTIES 3 L P
filed 1998-03-27
CIK 858715

                                   FORM 10-K
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended     December 31, 1997
                               -------------------------------------------------
                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to _____________

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

                  Index to Exhibits located on page:  34 - 35
                                                    -----------

                                    PART I

Item 1.  Business

Background
----------

The Registrant, DiVall Income Properties 3 Limited Partnership (the "Partnership"), is a limited partnership organized under the Wisconsin Uniform Limited Partnership Act pursuant to an Agreement of Limited Partnership dated as of December 12, 1989, and amended as of December 18, 1989, February 19, 1990, April 9, 1990, February 8, 1993, May 26, 1993, June 1, 1993, and June 30, 1994.
As of December 31, 1997, the Partnership consisted of one General Partner and 1,093 Limited Partners owning an aggregate of 17,102.52 Limited Partnership D-Interests (the "D-Interests") acquired at a public offering price of $1,000 per Interest before volume discounts. The Interests were sold pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933 dated April 23, 1990. On April 23, 1992, the Partnership closed the offering at 17,102.52 D-Interests ($17,102,520), providing net proceeds to the Partnership after volume discounts and offering costs of $14,408,872.

The Partnership is currently engaged in the business of owning and operating its investment portfolio (the "Properties") of commercial real estate. The Properties are leased on a triple net basis to, and operated by, franchisors or franchisees of national, regional and local retail chains under long-term leases. The lessees consist of fast-food, family style, and casual/theme restaurants. At December 31, 1997, the Partnership owned six (6) Properties and specialty leasehold improvements for use in all six (6) of the Properties, as more fully described in Item 2.

Prior to the disposal of the Properties, the Partnership's return on its investment will be derived principally from rental payments received from its lessees. Therefore, the Partnership's return on its investment is largely dependent upon, among other factors, the business success of its lessees. The business success of the Partnership's individual lessees can be adversely affected on three general levels. First, the tenants rely heavily on the management contributions of a few key entrepreneurial owners. The business operations of such entrepreneurial tenants can be adversely affected by death, disability or divorce of a key owner, or by such owner's poor business decisions such as an undercapitalized business expansion. Second, changes in a local market area can adversely affect a lessee's business operation. A local economy can suffer a downturn with high unemployment. Socioeconomic neighborhood changes can affect retail demand at specific sites and traffic patterns may change, or stronger competitors may enter a market. These and other local market factors can potentially adversely affect the lessees of Partnership properties. Finally, despite an individual lessee's solid business plans in a strong local market, the chain concept itself can suffer reversals or changes in management policy which can in turn affect the profitability of operations for Partnership properties. Therefore, there can be no assurance that any specific lessee will have the ability to pay its rent over the entire term of its lease with the Partnership.

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

A preliminary investigation during 1992 by the Office of the Commissioner of Securities for the State of Wisconsin and the Securities and Exchange Commission (the "Investigation"), revealed that during at least the three years ended December 31, 1992, two of the former general partners of the Partnership, Gary
J. DiVall ("DiVall") and Paul E. Magnuson ("Magnuson") had transferred substantial cash assets of the Partnership and two affiliated publicly registered partnerships, DiVall Insured Income Fund Limited Partnership ("DiVall 1") and DiVall Insured Income Properties 2 Limited Partnership ("DiVall 2") (collectively the "Partnerships") to various other entities previously sponsored by or otherwise affiliated with DiVall and Magnuson. The unauthorized transfers were in violation of the respective Partnership Agreements. The aggregate amount of the misappropriation, related costs and 9% interest accrued since January 1, 1993, is approximately $14,800,000, net of recoveries, of which $6,916,000 has been allocated to the Partnership.

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

Advisory Board
--------------

The concept of the Advisory Board was first introduced by TPG during the solicitation of written consents for the Partnerships, and is the only type of oversight body known to exist for similar partnerships at this time. The first Advisory Board was appointed in October 1993, and held its first meeting in November 1993. The four person Advisory Board is empowered to, among other functions, review operational policies and practices, review extraordinary transactions, and advise and serve as an audit committee to the Partnership and the General Partner. The Advisory Board does not have the authority to direct management decisions or policies of the Partnership or remove the General Partner. The powers of the Advisory Board are advisory only. The Advisory Board has full and free access to the Partnership's books and records, and individual Advisory Board members have the right to communicate directly with the Limited Partners concerning Partnership business. Members of the Advisory Board are compensated $3,000 annually and $1,200 for each quarterly meeting attended.

The Advisory Board currently consists of a broker dealer representative, Steven Carson of First Albany Corporation; and a Limited Partner from each of the three
Partnerships: Robert White from DiVall 1, Richard Otte from DiVall 2, and Albert Gerritz from the Partnership. For a brief description of each Advisory Board member, refer to Item 10, Directors and Executive Officers of the Registrant.

Restoration Plan
----------------

TPG, upon commencement of its management of the Partnerships, developed a strategy (the "Restoration Plan" or "Plan") for recovering as much of the amounts misappropriated by the former general partners and their affiliates as possible. The Plan focused on recovery from the following sources: (a) personal property, (b) promissory notes, (c) land contracts, (d) litigation, and
(e) PMA savings.

     A. Personal Property. DiVall and Magnuson appear to have very few unencumbered personal assets which would materially benefit the Partnerships. The Partnerships have obtained security interests in substantially all of DiVall and Magnuson's assets which have been identified. The security interests included a mortgage on DiVall's residence and surrounding farm land which was subsequently sold to a third party.

     B. Promissory Notes. Pursuant to the PMA, DiVall, Magnuson, and entities owned by them, granted the Partnership a security interest in certain promissory notes and mortgages due from other DiVall related entities (the "Private Partnerships"). Recovery of amounts due under these notes is substantially complete, but the amount of such recoveries has been substantially discounted because many of the Private Partnerships are currently involved in bankruptcy proceedings. See Item 3, Legal Proceedings, for additional information regarding the bankruptcy proceedings of the Private Partnerships.

     C. Land Contracts. The Partnerships were assigned two land contracts from the Partnership's former general partners. These contracts were not originally identified nor assigned in connection with the PMA and settlements have been received on these contracts.


     D. Litigation. The Partnerships initiated lawsuits against the Partnership's former auditors, former securities counsel, former general partners and a former affiliate. Settlements were received during 1996. Refer to Item 3, Legal Proceedings, and Note 10 to the financial statements included in Item 8 below for additional information concerning the settlement of these lawsuits.

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

Total amounts recovered at December 31, 1997, amounted to $5,766,000, of which approximately $2,689,000 was allocated to the Partnership. Currently there are few potential sources of recovery remaining.

The total amount due the Partnerships from the former general partners and their affiliates as of December 31, 1997, as a result of the misappropriation of assets, approximates $14,800,000, net of recoveries, which includes the amount of the misappropriation discovered to date, related costs, and 9% interest accrued since January 1, 1993.

The Partnership has no employees.

All of the Partnership's business is conducted in the United States.

Item 2.  Properties

The Partnership's properties are leased under 20 year leases. All leases are triple net which require the tenant to pay all property operating costs including maintenance, repairs, utilities, property taxes, and insurance. All leases contain percentage rent provisions which require the tenant to pay a specified percentage (3% to 7%) of gross sales above a threshold amount.

The Partnership owned the following properties (including specialty leasehold improvements) as of December 31, 1997:

                                                                                     Lease
Acquisi-       Property Name                             Purchase     Rental Per  Expiration   Renewal
tion Date        & Address               Lessee          Price (1)      Annum        Date      Options
---------  ----------------------  ------------------  -------------  ----------  -----------  --------
 08/14/90  Hardee's                Hardee's Food        1,648,569(2)      92,000   01/31/2010  None
           2450 E Layton Ave       Systems, Inc.
           St Francis, WI

 09/11/90  Applebee's              B.T. Woodlipp,       1,297,990(2)     116,040   11/30/2009  None
           2101 Greentree Rd       Inc.
           Pittsburgh, PA

 02/05/91  Hardee's                Hardee's Food        1,929,472(2)      88,000   05/31/2010  None
           9505 S 13th St          Systems, Inc.
           Oak Creek, WI

                                                                                                Lease
Acquisi-         Property Name                                 Purchase       Rental Per     Expiration      Renewal
tion Date          & Address                Lessee            Price (1)          Annum          Date         Options
---------     --------------------     -----------------     ------------       --------     -----------     -------
07/01/91      Denny's                  DenAmerica, Inc.           424,187(2)      35,880      06/30/2011      None
              9060 Arapahoe Rd
              Englewood, CO

11/13/91      Denny's                  Cypress                  1,479,269(2)     140,340      01/31/2011      None
              3771 Orlando Dr          Restaurants, Inc.
              Sanford, FL

04/28/92      Denny's                  DenAmerica, Inc.           791,159(2)      77,460      05/31/2012       (3)
              4375 Sinton Rd                                   ----------       --------
              Colorado Springs, CO

                                                               $7,570,646       $549,720
                                                               ==========       ========

Footnotes.

(1)  Purchase price includes all costs incurred to acquire the property.
(2)  Purchase price includes cost of specialty leasehold improvements.
(3)  Renewal options available.

During 1997, the Partnership sold its Hardee's property in Wahoo, Nebraska for approximately $405,000, resulting in a gain, before disposition fees, of approximately $8,000.

During January 1998, the Partnership sold its Denny's property in Sanford, Florida to the tenant for $1,250,000, resulting in a gain, before disposition fees, of approximately $240,000.

Item 3.  Legal Proceedings

In 1993, the Partnership, along with DiVall 1 and DiVall 2, initiated a lawsuit against Ernst & Young LLP ("E&Y"), a certified public accounting firm, in connection with the audits of the Partnerships performed by E &Y for the years 1989, 1990 and 1991. The Partnerships also filed claims against Magnuson, DiVall, DiVall Real Estate Investment Corporation, David Shea, and the Partnerships' former securities law firm, Quarles & Brady.

These matters were settled in 1996, yielding net proceeds to the Partnership, after the payment of contingent legal fees and related costs, of approximately $1,000,000.

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

In 1993, nineteen (19) of the Private Partnerships sought the protection of the Bankruptcy Court in the Eastern District of Wisconsin. Seven (7) of these bankruptcies were voluntary and twelve (12) of these bankruptcies were involuntary. Several of the Private Partnerships seeking bankruptcy owe promissory notes to DiVall, Magnuson, or entities owned by them, in which the Partnership has a security interest. These cases were subsequently transferred to the Western District Bankruptcy Court located in Madison, Wisconsin.

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

Plans of reorganization have been filed in the bankruptcies, and settlement agreements in all of the Private Partnerships have been reached. Settlements in the bankruptcies have resulted in cash payments to the Partnerships in the amount of $720,000 and notes secured by subordinated mortgages in the aggregate amount of $625,000. The Partnerships subsequently sold the secured notes for a total of $175,000.

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

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

                                    PART II

Item 5. Market Price and Dividends on Registrant's Common Equity and Related Stockholder Matters

(a) Although some interests have been traded, there is no active public market for limited partnership interests and it is not anticipated that an active public market for limited partnership interests will develop.

(b) As of December 31, 1997, there were 1,093 record holders of limited partnership interests in the Partnership.

(c) The Partnership does not pay dividends. However, the Partnership Agreement, as amended, provides for distributable net cash receipts of the Partnership to be distributed on a quarterly or monthly basis, 99% to the Limited Partners and 1% to the General Partner, subject to the limitations on distributions to the General Partner described in the Amended Partnership Agreement. During 1997 and 1996, $1,650,000 and $1,650,000,
         respectively, were distributed in the aggregate to the Limited Partners. In 1997, the General Partner received aggregate distributions of $2,418, and $2,789, respectively.

Item 6.  Selected Financial Data

                 DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP
                       (a Wisconsin limited partnership)

                 December 31, 1997, 1996, 1995, 1994, and 1993
                 (not covered by Independent Auditors' Report)

-------------------------------------------------------------------------------
                       1997        1996        1995        1994         1993
-------------------------------------------------------------------------------
Total Revenue       $  939,210  $1,812,164  $  951,189  $1,079,845  $ 1,173,258
-------------------------------------------------------------------------------
Net Income
(Loss)                 604,505     697,472      20,425     385,971     (128,731)
-------------------------------------------------------------------------------
Net Income
(Loss) per
Limited Partner
Interest                 34.99       40.37        1.18       22.34        (7.64)
-------------------------------------------------------------------------------
Total Assets         5,543,931   6,720,437   8,001,587   8,723,385   10,831,833
-------------------------------------------------------------------------------
Total Partners'
Capital              5,438,132   6,486,045   7,441,362   8,155,826    9,879,128
-------------------------------------------------------------------------------
Cash
Distributions
per Limited
Partnership
Interest                 96.48       96.48       42.98      123.24        27.00
-------------------------------------------------------------------------------

(a) The above selected financial data should be read in conjunction with the financial statements and the related notes appearing elsewhere in this annual report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources:

Investment Properties and Net Investment in Direct Financing Leases

The investment properties, including equipment held by the Partnership at December 31, 1997, were originally purchased at a price, including acquisition costs, of approximately $7,571,000.

Terratron, Inc. the lessee of two (2) Hardee's restaurants has experienced sales difficulties over the past three years. Effective December 31, 1995, management entered into a one-year lease modification with the tenant which reduced base rents for 1996 by approximately $85,000, Additionally, delinquent rent totaling $46,000 was capitalized into a five (5)-year note accruing interest at 10% per anum. The amount of rent capitalized was also written off as uncollectible. During the Fourth Quarter of 1996, management terminated the leases with Terratron and entered into new leases with Hardee's Food Systems, Inc. In connection with this transaction, the capitalized rent was received. The new leases resulted in annual rents which are $142,000 lower than Terratron's contract rents and $57,000 lower than 1996 adjusted rents. In exchange for the reduction in fixed rents, the new leases call for the payment of 8% percentage rents on all sales over decreased breakpoints from those in the original leases.

During 1997, the Partnership sold its Hardee's property in Wahoo, Nebraska for approximately $405,000, resulting in a gain, before disposition fees, of approximately $8,000.

The net investment in direct financing leases, which includes the Partnership's specialty leasehold improvement leases, were all expired or terminated at December 31, 1997, compared to $25,000 outstanding at December 31, 1996. The decrease was a result of principal payments received.

Other Assets

Cash and cash equivalents, including cash restricted for real estate taxes held by the Partnership, were $595,000 at December 31, 1997, compared to $1,237,000 at December 31, 1996. The Partnership designated cash of $385,000 to fund the Fourth Quarter 1997 distributions to Limited Partners paid in February 1998; $70,000 for the payment of year-end accounts payable and accrued expenses; and the remainder represents reserves deemed necessary to allow the Partnership to operate normally. The decrease is primarily due to recoveries received during the Fourth Quarter of 1996 and cash received from the sale of equipment which was distributed during the First Quarter of 1997. Cash generated through the operations of the Partnership's investment properties, and sales of investment properties will provide the sources for future fund liquidity and Limited Partner distributions.

The Partnership established an Indemnification Trust (the "Trust") during the Fourth Quarter of 1993 and deposited $130,000 in the Trust during 1994, $100,000 during 1995 and $20,000 during 1996. The provision to establish the Trust was included in the Permanent Manager Agreement for the indemnification of TPG, in the absence of fraud or gross negligence, from any claims or liabilities that may arise from TPG acting as Permanent Manager. The Trust is owned by the Partnership. For additional information regarding the Trust, refer to Note 8 to the financial statements included in Item 8 of this report.

Due From Former Affiliates, Allowance for Uncollectible Amounts Due From Former Affiliates and Due to Affiliated Partnerships

Due from former affiliates represented misappropriated assets due from the former general partners and their affiliates in the amount of $1,734,000 at December 31, 1997. The receivable decreased from the prior year due to $283,000 of recoveries received during the year from the former general partners and their affiliates, including a settlement received from DiVall 1 as a result of a favorable outcome in a disputed note with Boatmen's First National Bank of Kansas City.

The Partnership maintains a record of costs incurred in identifying or recovering the misappropriated assets. These amounts are expensed when incurred, and then recorded on the balance sheet as a restoration cost receivable with a corresponding allowance for such receivable deemed uncollectible. These costs are considered due from the former general partners and their affiliates. Interest has been accrued on the misappropriated funds since January 1, 1993, at a rate of 9% per annum and has been included in the restoration cost receivable. The receivable increased from approximately $4,509,000 at December 31, 1996 to $5,181,000 at December 31, 1997, and includes
$2,814,000 of cumulative accrued interest.

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation. Through December 31, 1997, $5,766,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, the Partnership has recognized $1,283,000 as income, which represents its share of the excess recovery. The current General Partner continues to pursue recoveries of the misappropriated funds, however, no further significant recoveries are anticipated.

The restoration costs are allocated among the Partnerships based on each Partnership's respective share of the misappropriation as discussed in Note 9 to the financial statements included in Item 8 of this report. The allocation is adjusted periodically to reflect any changes in the entire misappropriation.
The Partnership's percentage of the allocation was increased in 1993.

Liabilities

Accounts payable and accrued expenses at December 31, 1997, in the amount of $25,000, primarily represented accruals of legal and auditing fees.

Due to current General Partner amounted to $49,000 at December 31, 1996, and consisted of a true-up of the management fee for the year, leasing commissions on the leases executed with Hardee's Food Systems, Inc. and the Fourth Quarter distribution. These amounts were paid to the General Partner during the First Quarter of 1997. The December 31, 1997 balance of $1,395 represents the General Partner's portion of the Fourth Quarter distribution.

Real estate taxes payable amounted to $81,000 at December 31, 1996, primarily due to the collection of all 1996 taxes due in 1997 in connection with the Terratron lease termination. These amounts were paid in full during 1997.

Partners' Capital

Net income for the year was allocated between the General Partner and the Limited Partners, 1% and 99%, respectively, as provided in the Partnership Agreement and the Amendment to the Partnership Agreement, as discussed more fully in Note 4 of the financial statements included in Item 8 of this report. The former general partners' capital account balance was reallocated to the Limited Partners at December 31, 1993. Refer to Note 11 to the financial statements included in Item 8 of this report for additional information regarding the reallocation.

Cash distributions paid to the Limited Partners and to the General Partner during 1997, of $1,650,000 and $2,418, respectively, have also been made in accordance with the amended Partnership Agreement. The Fourth Quarter 1997 distribution of $385,000 was paid to the Limited Partners on February 15, 1998.

Results of Operations:

The Partnership reported net income for the year ended December 31, 1997, in the amount of $605,000 compared to net income for the years ended December 31, 1996 and 1995 of $697,000 and $20,000. Results for all three years were different than would be expected from "normal" operations, primarily because of costs associated with misappropriation of assets by the former general partners and their affiliates. These costs increased significantly during 1995 and 1996 as the lawsuit against the former general partner accountants and attorneys got closer to trial as well as the payment of contingent legal fees upon settlement of the litigation. During 1997, Restoration Costs had only a minimal impact on operations. Additionally, non-cash write-offs of uncollectible rent and equipment lease losses amounted to $46,000 and $97,000, respectively, in 1995, and equipment losses totaled $116,000 in 1996. In addition, 1996 and 1997 results were impacted by the reversal of a portion of the former general partner receivable write-off.

Revenues

Total revenues were $939,000, $1,812,000, and $951,000, for the years ended December 31, 1997, 1996, and 1995, respectively. Revenue in 1996 included a $1,000,000 reversal of a prior year write-off of the former general partner receivable due to recoveries received in excess of original estimates. The 1997 reversal amounted to $283,000.

Total revenues should approximate $600,000 annually, based on leases currently in place. Future revenues may decrease with tenant defaults and/or sales of Partnership properties. They may also increase with additional rents due from tenants, if those tenants experience sales levels which require the payment of additional rent to the Partnership.

Expenses

For the years ended December 31, 1997, 1996, and 1995, cash expenses amounted to approximately 24%, 48%, and 70% of total revenues, respectively. Total expenses, including non-cash items, amounted to

36%, 62%, and 98% of total revenues for the years ended December 31, 1997, 1996, and 1995, respectively. Items negatively impacting expenses during the last three years are expenses incurred primarily in relation to the misappropriation of assets by the former general partners and their affiliates, write-offs of uncollectible rent and losses on equipment leases.

For the years ended December 31, 1997, 1996, and 1995, expenses incurred in relation to the misappropriated assets amounted to $38,000, $609,000, and $483,000, respectively. Future expenses incurred in relation to the misappropriation should have a minimal impact on the Partnership.

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

Inflation:

Inflation has a minimal effect on operating earnings and related cash flows from a portfolio of triple net leases. By their nature, such leases actually fix revenues and are not impacted by rising costs of maintenance, insurance, or real estate taxes. Although the Partnership's leases have percentage rent clauses, percentage rents represented only 3% of total rental income for 1997. If inflation causes operating margins to deteriorate for lessees, if expenses grow faster than revenues, then, inflation may well negatively impact the portfolio through tenant defaults.

It would be misleading to associate inflation with asset appreciation for real estate, in general, and the Partnership's portfolio, specifically. Due to the "triple net" nature of the property leases, asset values generally move inversely with interest rates.

Year 2000

Since the Partnership's accounting and investor relations software are not owned by the Partnership and tenants are responsible for the operation of any equipment located at the Partnership's properties, issues regarding preparedness for the year 2000 should have a minimal impact on the Partnership.

Item 8.  Financial Statements and Supplementary Data

                DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP
                ----------------------------------------------

                       (a Wisconsin limited partnership)
                       ---------------------------------

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                  -------------------------------------------

                                                                         Page
                                                                         ----

     Report of Independent Public Accountants..........................  14

     Balance Sheets, December 31, 1997 and 1996........................  15 - 16

     Statements of Income for the Years
     Ended December 31, 1997, 1996, and 1995...........................  17

     Statement of Partners' Capital for the
     Years Ended December 31, 1997, 1996,
     and 1995..........................................................  18

     Statements of Cash Flows for the Years
     Ended December 31, 1997, 1996, and 1995...........................  19 - 20

     Notes to Financial Statements.....................................  21 - 30

     Schedule III--Real Estate and Accumulated
     Depreciation......................................................  36

                              Arthur Andersen LLP



                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Partners of
Divall Income Properties 3 Limited Partnership:

We have audited the accompanying balance sheets of Divall Income Properties 3 Limited Partnership (the Partnership) as of December 31, 1997 and 1996, and the related statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Divall Income Properties 3 Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

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


/s/ Arthur Andersen LLP


Chicago, Illinois
February 26, 1998

                DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP
                                BALANCE SHEETS
                          December 31, 1997 and 1996
                          --------------------------
                                    ASSETS

                                                                     December 31,   December 31,
                                                                         1997           1996
                                                                     ------------   ------------
INVESTMENT PROPERTIES:  (Note 3)
     Land                                                             $ 2,030,982    $ 2,085,836
     Buildings and improvements                                         3,309,464      3,762,726
     Accumulated depreciation                                            (761,861)      (761,761)
                                                                      -----------    -----------
        Net investment properties                                       4,578,585      5,086,801
                                                                      -----------    -----------
NET INVESTMENT IN DIRECT FINANCING LEASES:                                      0         25,017
                                                                      -----------    -----------
OTHER ASSETS:
     Cash and cash equivalents                                            595,420      1,155,128
     Cash restricted for real estate taxes                                      0         81,447
     Cash held in indemnification trust (Note 8)                          290,662        276,248
     Rents and other receivables                                           23,062         27,186
     Deferred rent receivable                                              31,029         41,108
     Deferred fees                                                         21,524         23,310
     Prepaid assets                                                         3,649          4,192
                                                                      -----------    -----------
        Total other assets                                                965,346      1,608,619
                                                                      -----------    -----------
DUE FROM FORMER AFFILIATES: (Note 2)
     Due from former general partner affiliates                         1,734,417      2,017,488
     Allowance for uncollectible amounts due from former affiliates    (1,734,417)    (2,017,488)
     Restoration cost receivable                                        5,181,441      4,509,417
     Allowance for uncollectible restoration receivable                (5,181,441)    (4,509,417)
                                                                      -----------    -----------
        Due from former affiliates, net                                         0              0
                                                                      -----------    -----------

        Total assets                                                  $ 5,543,931    $ 6,720,437
                                                                      ===========    ===========

       The accompanying notes are an integral part of these statements.

                 DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                           December 31, 1997 and 1996
                           --------------------------
                       LIABILITIES AND PARTNERS' CAPITAL

                                                                         December 31   December 31,
                                                                             1997          1996
                                                                         ------------  -------------
LIABILITIES:
   Accounts payable and accrued expenses                                 $    25,331    $    30,280
   Due to current General Partner                                              1,395         49,327
   Security deposits                                                          36,819         46,979
   Real estate taxes payable                                                       0         81,217
   Unearned rental income                                                     42,254         26,589
                                                                         -----------    -----------
     Total liabilities                                                       105,799        234,392
                                                                         -----------    -----------
CONTINGENT LIABILITIES: (Note 7)

PARTNERS' CAPITAL: (Notes 1, 4 and 11)
   Current General Partner -
     Cumulative net income                                                    15,445          9,400
     Cumulative cash distributions                                            (6,640)        (4,222)
                                                                         -----------    -----------

                                                                               8,805          5,178
                                                                         -----------    -----------
   Limited Partners (17,102.52 interests outstanding)
     Capital contributions, net of offering costs                         14,408,872     14,408,872
     Cumulative net loss                                                    (226,070)      (824,530)
     Cumulative cash distributions                                        (8,487,984)    (6,837,984)
     Reallocation of former general partners' deficit capital               (265,491)      (265,491)
                                                                         -----------    -----------
                                                                           5,429,327      6,480,867
                                                                         -----------    -----------
       Total partners' capital                                             5,438,132      6,486,045
                                                                         -----------    -----------
       Total liabilities and partners' capital                           $ 5,543,931    $ 6,720,437
                                                                         ===========    ===========

       The accompanying notes are an integral part of these statements.

                 DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP
                              STATEMENTS OF INCOME
             For the Years Ended December 31, 1997, 1996, and 1995
             -----------------------------------------------------

                                                              1997       1996       1995
                                                            --------  ----------  --------
REVENUES:
  Rental income                                             $597,697  $  674,703  $758,852
  Interest income on direct financing leases                   1,708      85,204   118,763
  Interest income                                             31,435      51,243    57,163
  Other income                                                17,714       1,217    16,411
  Gain on sale of assets                                       7,585           0         0
  Recovery of amounts previously written off
  (Notes 9 and 10)                                           283,071     999,797         0
                                                            --------  ----------  --------
                                                             939,210   1,812,164   951,189
                                                            --------  ----------  --------

EXPENSES:

  Management fees (Note 6)                                    52,177      86,826    56,829
  Disposition fees (Note 6)                                   12,150           0         0
  Restoration fees (Note 6)                                   11,323      63,163     3,028
  Insurance                                                    4,925       5,112     4,843
  General and administrative                                  39,119      43,875    40,092
  Advisory Board fees and expenses                            14,752      16,332    18,603
  Interest                                                         0           0     3,293
  Professional services                                       49,768      53,761    53,511
  Professional services related to Investigation              37,754     609,079   483,320
  Depreciation                                               110,951     117,318   117,318
  Amortization                                                 1,786           0     7,566
  Loss on equipment leases                                         0     115,726    96,631
  Allowance for Uncollectible Rent                                 0           0    45,730
  Write-down of property to net realizable value                   0       3,500         0
                                                            --------  ----------  --------
                                                             334,705   1,114,692   930,764
                                                            --------  ----------  --------
NET INCOME                                                  $604,505  $  697,472  $ 20,425
                                                            ========  ==========  ========
NET INCOME - CURRENT GENERAL PARTNER                        $  6,045  $    6,975  $    204
NET INCOME  - LIMITED PARTNERS                               598,460     690,497    20,221
                                                            --------  ----------  --------
                                                            $604,505  $  697,472  $ 20,425
                                                            ========  ==========  ========
NET INCOME PER LIMITED
  PARTNERSHIP INTEREST, based on 17,102.52
  interests outstanding                                     $  34.99  $    40.37  $   1.18
                                                            ========  ==========  ========

       The accompanying notes are an integral part of these statements.

                 DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                        STATEMENTS OF PARTNERS' CAPITAL

              For the years ended December 31, 1997, 1996 and 1995
              ----------------------------------------------------

                                Current General Partner                                 Limited Partners
                            --------------------------------- ---------------------------------------------------------------------
                                                                 Capital
                                          Cumulative          Contributions,  Cumulative     Cumulative
                            Cumulative      Cash                  Net of      Net Income       Cash
                            Net Income  Distributions  Total  Offering Costs    (Loss)     Distributions  Reallocation     Total
                            ----------  ------------- ------- -------------- ------------  -------------  ------------ ------------
BALANCE AT DECEMBER 31,
 1994                        $ 2,221       $(1,544)   $   677  $14,408,872    $(1,535,248)  $(4,452,984)   $(265,491)  $ 8,155,149
Cash Distributions
   ($42.98 per limited
    partnership interest
    outstanding)                               111        111                                  (735,000)                  (735,000)
Net Income                       204                      204                      20,221                                   20,221
                             -------       -------    -------  -----------    -----------   -----------    ---------   -----------
BALANCE AT DECEMBER 31,
 1995                        $ 2,425       $(1,433)   $   992  $14,408,872    $(1,515,027)  $(5,187,984)   $(265,491)  $ 7,440,370
Cash Distributions
   ($96.48 per limited
    partnership interest
    outstanding)                            (2,789)    (2,789)                               (1,650,000)                (1,650,000)
Net Income                     6,975                    6,975                     690,497                                  690,497
                             -------       -------    -------  -----------    -----------   -----------    ---------   -----------
BALANCE AT DECEMBER 31,
 1996                        $ 9,400       $(4,222)   $ 5,178  $14,408,872    $  (824,530)  $(6,837,984)   $(265,491)  $ 6,480,867
Cash Distributions
    ($96.48 per limited
     partnership
     interest outstanding)                  (2,418)    (2,418)                               (1,650,000)                (1,650,000)
Net Income                     6,045                    6,045                     598,460                                  598,460
                             -------       -------    -------  -----------    -----------   -----------    ---------   -----------
BALANCE AT DECEMBER 31,
 1997                        $15,445       $(6,640)   $ 8,805  $14,408,872    $  (226,070)  $(8,487,984)   $(265,491)  $ 5,429,327
                             =======       =======    =======  ===========    ===========   ===========    =========   ===========

        The accompanying notes are an integral part of these statements.

                 DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
             For the Years Ended December 31, 1997, 1996, and 1995
             -----------------------------------------------------


                                                                                                  1997          1996         1995
                                                                                              ------------  ------------  ----------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
     Net income                                                                               $   604,505   $   697,472   $  20,425
     Adjustments to reconcile net income to net cash from (used in) operating activities -
          Depreciation and amortization                                                           112,737       117,318     124,884
          Write-down of property to net realizable value                                                0         3,500           0
          Net gain on disposition                                                                  (7,585)            0           0
          Recovery of amounts previously written off                                             (283,071)     (999,797)          0
          Provision for uncollectible rent                                                              0             0      45,730
          Loss on equipment leases                                                                      0       115,726      96,631
          Interest applied to Indemnification Trust Account                                       (14,414)      (13,523)    (12,438)
          (Increase) Decrease in rents, other receivables and prepaid assets                        4,667          (729)    (50,408)
          (Increase)/Decrease in deferred rent receivable                                          10,079         1,796      (1,829)
          Deposits (received) applied for real estate taxes                                        81,447       (38,648)      8,314
          Increase/(Decrease) in accounts payable and accrued expenses                             (4,949)     (221,668)    176,024
          Increase/(Decrease) in due to General Partner                                           (47,932)       26,017        (358)
          (Decrease) in security deposits                                                         (10,160)      (10,614)          0
          Increase/(Decrease) in real estate taxes payable                                        (81,217)       78,033     (47,834)
          Increase/(Decrease) in unearned rental income                                            15,665        26,589      (5,690)
                                                                                              -----------   -----------   ---------

               Net cash provided from (used in) operating activities                              379,772      (218,528)    353,451
                                                                                              -----------   -----------   ---------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
     Principal payments received on direct financing leases                                        25,017       753,954     332,797
     Deposit to Indemnification Trust Account                                                           0       (20,000)   (100,000)
     Recoveries from former G.P. affiliates                                                       283,071     2,066,936      75,697
     Proceeds from sale of land and buildings                                                     404,850        36,176           0
     Proceeds from land easement                                                                        0             0      17,000
     Principal receipts from note                                                                       0        79,001     115,105
                                                                                              -----------   -----------   ---------

               Net cash provided from investing activities                                        712,938     2,916,067     440,599
                                                                                              -----------   -----------   ---------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
     Principal payments on mortgage note                                                                0             0     (79,298)
     Payments of amounts due to affiliated partnerships                                                 0      (201,912)    (50,178)
     Cash distributions (to) from General Partner                                                  (2,418)       (2,789)        111
     Cash distributions (to) Limited Partners                                                  (1,650,000)   (1,650,000)   (735,000)
                                                                                              -----------   -----------   ---------

               Net cash (used in) financing activities                                         (1,652,418)   (1,854,701)   (864,365)
                                                                                              -----------   -----------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                             (559,708)      842,838     (70,315)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                  1,155,128       312,290     382,605
                                                                                              -----------   -----------   ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                                      $   595,420   $ 1,155,128   $ 312,290
                                                                                              ===========   ===========   =========
SUPPLEMENTAL DISCLOSURE--cash paid for interest                                               $         0   $         0   $   3,293
                                                                                              ===========   ===========   =========

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

     2. During 1996, security deposits totaling $45,588 were applied as equipment lease payments for a tenant.

     3. During 1996, the Partnership incurred leasing commissions totaling $23,310 which were unpaid at year-end. The amount was paid in full during 1997.

       The accompanying notes are an integral part of these statements.

                DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 1997, 1996, AND 1995

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

The Partnership is currently engaged in the business of owning and operating its investment portfolio (the "Properties") of commercial real estate. The Properties are leased on a triple net basis to, and operated by, franchisors or franchisees of national, regional and local retail chains under long-term leases. The lessees consist of fast-food, family style, and casual/theme restaurants. At December 31, 1997, the Partnership owned six (6) properties and specialty leasehold improvements for use in all six (6) of the Properties.

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

During 1996, the Partnership adopted Statement of Financial Accounting Standards No.121 ("SFAS 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, which requires that all long-lived assets be reviewed for impairment in value whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS 121 had no impact on the Partnership's financial statements in 1996 or 1997.

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

No provision for Federal income taxes has been made, as any liability for such taxes would be that of the individual partners rather than the Partnership. At December 31, 1997, the tax basis of the Partnership's assets exceeded the amounts reported in the accompanying financial statements by approximately $2,800,000.

The following represents a reconciliation of net income as stated on the Partnership's statements of income to net income for tax reporting purposes:

                                                1997       1996       1995
                                             ---------  ----------  ---------
     Net income per statements of income      $604,505   $ 697,472   $ 20,425

     Book to tax depreciation difference         8,014       8,491      8,525

     Straight line rent adjustment             (10,079)     (1,796)    (1,829)

     Allowance for receivables                       0     (45,730)    45,730

     Loss on equipment leases                        0     (53,288)    90,822

     Other, net                                  5,231    (168,552)    (5,510)
                                              --------   ---------   --------
     Net income for tax reporting purposes    $607,671   $ 436,597   $158,163
                                              ========   =========   ========

2.   REGULATORY INVESTIGATION:
     -------------------------

A preliminary investigation during 1992 by the Office of the Commissioner of Securities for the State of Wisconsin and the Securities and Exchange Commission (the "Investigation") revealed that during at least the three years ended December 31, 1992, the former general partners of the Partnership, Gary J. DiVall ("DiVall") and Paul E. Magnuson ("Magnuson") had transferred substantial cash assets of the Partnership and two affiliated publicly registered partnerships, DiVall Insured Income Fund Limited Partnership ("DiVall 1") and DiVall Insured Income Properties 2 Limited Partnership ("DiVall 2") (collectively the "Partnerships") to various other entities previously sponsored by or otherwise affiliated with DiVall and Magnuson. The unauthorized transfers were in violation of the respective Partnership Agreements and resulted, in part, from material weaknesses in the internal control system of the Partnerships. The aggregate amount of the misappropriation, related costs, and 9% interest accrued since January 1, 1993, is approximately $14,800,000, of which approximately $6,916,000 has been attributed to the Partnership and is reflected as due from former affiliates on the balance sheet at December 31, 1997. The 9% interest accrued as of December 31, 1997, amounted to approximately $2,814,000 and is not reflected in the accompanying income statement. As of December 31, 1996, $6,527,000 was reflected as due from former affiliates based on an estimated overall misappropriation and related costs of $14,000,000.

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

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation. Through December 31, 1997, $5,766,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, the Partnership has recognized $1,283,000 as income, which represents its share of the excess recovery. The current General Partner continues to pursue recoveries of the misappropriated funds, however, no further significant recoveries are anticipated.

3.   INVESTMENT PROPERTIES:
     ----------------------

As of December 31, 1997, the Partnership owned six (6) fast-food restaurants comprised of: two (2) Hardee's restaurants, one (1) Applebee's restaurant, and three (3) Denny's restaurants. The six (6) properties are located in four (4) states.

Terratron, Inc. the former lessee of the two (2) Hardee's restaurants has experienced sales difficulties over the past three years. Effective December 31, 1995, management entered into a one-year lease modification with the tenant which reduced base rents for 1996 by approximately $85,000. Additionally, delinquent rent totaling $46,000 was capitalized into a five (5)-year note accruing interest at 10% per anum. The amount of rent capitalized was also written off as uncollectible.

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

During 1997, the Partnership sold its Hardee's property in Wahoo, Nebraska, for approximately $405,000, resulting in a gain, before disposition fees, of approximately $8,000.

During January 1998, the Partnership sold its Denny's property in Sanford, Florida, to the tenant for $1,250,000, resulting in a gain, before disposition fees, of approximately $240,000.

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

The current General Partner receives a fee for managing the Partnership equal to 4% of gross receipts, with a maximum reimbursement for office rent and related office overhead of $25,000 between the three affiliated Partnerships. Effective March 1, 1997, the minimum management fee and the maximum reimbursement for office rent and overhead increased by 3.3% representing the allowable annual Consumer Price Index adjustment per the Permanent Manager Agreement ("PMA").
For purposes of computing the 4% overall fee, gross receipts includes amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. TPG has received fees from the Partnership totaling $87,897 to date on the amounts recovered, which has been offset against the 4% minimum fee.

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

Additionally, as per the amendment of the Partnership Agreement dated May 26, 1993, the total compensation paid to all persons for the sale of the investment properties shall be limited to a competitive real estate commission, not to exceed 6% of the contract price for the sale of the property. The General Partner may receive up to one-half of the competitive real estate commission, not to exceed 3%, provided that the General Partner provides a substantial amount of services in the sales effort. It is further provided that a portion of the amount of such fees payable to the General Partner is subordinated to its success at recovering the funds misappropriated by the former general partners. (See Note 7.)

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

Aggregate minimum lease payments to be received under the leases for the Partnership's properties are as follows:

          Year ending
          December 31,
                1998                                          $  409,380
                1999                                             409,380
                2000                                             409,380
                2001                                             409,380
                2002                                             409,380
        Thereafter                                             3,141,338
                                                              ----------
                                                              $5,188,238
                                                              ==========

Percentage rentals included in rental income in 1997, 1996, and 1995 were $20,658, $13,399, and $18,923, respectively.

Three (3) of the Partnership's properties are leased to a Denny's franchise. Base rent from these properties amounted to approximately 43% of total base rent in 1997.

Two (2) of the Partnership's properties are leased to a Hardee's franchise. Base rent from these properties is approximately 31% of total base rents.

The original offering document required the Partnership to lease its properties to a single tenant as long as the properties so leased do not constitute; in the aggregate, more than 20% of the aggregate gross proceeds of the offering. As of December 31, 1995, the Partnership had leased two of its properties to Terratron, Inc., which constituted 21% of the aggregate gross proceeds. Due to sales difficulties in the stores leased by Terratron, a one (1)-year lease modification was entered into with the tenant, reducing 1996 base rents by approximately $85,000. Additionally, delinquent rents totaling $46,000 were capitalized into a five (5)-year note accruing interest at 10% per annum. The amount of the rent capitalized was written off as uncollectible at December 31, 1995. During the Fourth Quarter of 1996, the leases with Terratron were terminated and new leases were entered into for the properties with Hardee's Food Systems, Inc. In connection with this transaction, the capitalized rent was received. The new leases resulted in annual rents which are $142,000 lower than Terratron's contract rents and $57,000 lower than 1996 adjusted rents.

6. TRANSACTIONS WITH CURRENT GENERAL PARTNER:
   ------------------------------------------

Amounts incurred to the current General Partner for the years ended December 31, 1997, 1996, and 1995, are as follows:


Current General Partner                              Incurred               Incurred          Incurred for the
-----------------------                         for the year ended     for the year ended        year ended
                                                December 31, 1997      December 31, 1996      December 31, 1995
                                                ------------------     ------------------     -----------------

Management fees                                            $52,177               $ 86,826               $56,829
Disposition fees                                            12,150                      0                     0
Restoration fees                                            11,323                 63,163                 3,028
Leasing commissions                                              0                 23,310                     0
Cash distribution                                            2,418                  2,789                  (111)
Overhead allowance                                           5,150                  5,127                 4,988
Reimbursement for out-of-pocket expenses                    11,493                  9,118                10,542
                                                           -------               --------               -------
                                                           $94,711               $190,333               $75,276
                                                           =======               ========               =======

7.  CONTINGENT LIABILITIES:
    -----------------------

According to the Partnership Agreement, as amended, the current General Partner may receive a disposition fee not to exceed 3% of the contract price of the sale of investment properties. Fifty percent (50%) of all such disposition fees earned by the current General Partner is to be escrowed until the aggregate amount of recovery of the funds misappropriated from the Partnerships by the former general partners is greater than $4,500,000. Upon reaching such recovery level, full disposition fees will thereafter be payable and fifty percent (50%) of the previously escrowed amounts will be paid to the current General Partner. At such time as the recovery exceeds $6,000,000 in the aggregate, the remaining escrowed disposition fees shall be paid to the current General Partner. If such levels of recovery are not achieved, the current General Partner will contribute the amounts escrowed towards the recovery. In lieu of an escrow, 50% of all such disposition fees have been paid directly to the restoration account and then distributed among the three Partnerships. Fifty percent (50%) of the total amount paid to the recovery was refunded to the current General Partner during 1996, after exceeding the $4,500,000 recovery level. The remaining amount allocated to the Partnerships may be owed to the current General Partner if the $6,000,000 recovery level is met. As of December 31, 1997, the Partnership may owe the current General Partner $18,862, which is currently reflected as a recovery, if the $6,000,000 recovery level is achieved. Management believes it is unlikely that this recovery level will be achieved.

8.  PMA INDEMNIFICATION TRUST:
    --------------------------

The Permanent Manager Agreement ("PMA") provides that the Permanent Manager will be indemnified from any claims or expenses arising out of or relating to the Permanent Manager serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by the Permanent Manager. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership's creditors. An Indemnification Trust ("Trust") serving such purposes has been established at United Missouri Bank, N.A. The Trust has been fully funded with Partnership assets as of

December 31, 1997. Funds are invested in U.S. Treasury securities. In addition, interest totaling $40,662 has been credited to the Trust as of December 31, 1997. The rights of the Permanent Manager to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by the Permanent Manager of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against the Permanent Manager and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that the Permanent Manager shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

9.  RESTORATION TRUST ACCOUNT; EXPENSE ALLOCATIONS; AND RELATED
    -----------------------------------------------------------
    INTER-PARTNERSHIP RECEIVABLES:
    ------------------------------

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

Recoveries realized by the Partnerships are being distributed to each respective partnership on the same basis as the restoration costs are currently being allocated, adjusted for any future changes in the entire misappropriation, as a result of the continuing investigation. As of December 31, 1997, the Partnerships recovered a total of approximately $5,726,000 from the former general partners and their affiliates. Of this amount, the Partnership received its pro-rata share in the amount of $2,670,660. Additionally, $40,347, representing 50% of all previously escrowed disposition fees earned by the General Partner, have been paid to the recovery. Of that amount, $18,862 was allocated to the Partnership and is contingently payable to the General Partner upon achievement of certain recovery levels as described in Note 7.

The PMA contemplated that the Permanent Manager could establish a separate and distinct Restoration Trust Fund which would hold all recoveries until a final independent adjudication by a court of competent jurisdiction or vote of the Limited Partners ratified the allocation of proceeds to each respective partnership. Management has concluded that a fair and reasonable accounting for recovery proceeds can be accomplished at the partnership level in a manner similar to restoration costs which are paid directly by the Partnerships. Management reserves the right to cause the final allocation of such costs and recoveries to be determined either by a vote of the Limited Partners or a court of competent jurisdiction. Potential sources of recoveries include third party litigation, promissory notes, land contracts, and personal assets of the former general partners and their affiliates.

In 1994, an affiliated partnership, DiVall 1, filed a complaint in the United States District Court for the Western District of Missouri against Boatmen's First National Bank of Kansas City ("Boatmen's") seeking a declaratory judgment that Boatmen's has no right or interest in a promissory note executed in the name of DiVall 1 by the former general partners (the "Note") secured by mortgages on five DiVall 1 properties, and further seeking an injunction against foreclosure proceedings instituted against a DiVall 1 property located in Dallas, Texas under a first deed of trust and security agreement given to secure the Note (the "Foreclosure"). Trial of the case took place on June 23, 1997. The judge ruled in favor of DiVall 1 on

August 21, 1997, that the note was not enforceable. An appeal by Boatmen's was subsequently dropped, so the full $600,000 recovery has been recorded. Pursuant to the Restoration Trust Account procedures described above, all of the Partnerships are sharing the expenses of this litigation and the recovery resulting from the full cancellation of the alleged indebtedness was allocated among the three Partnerships on the same basis as the restoration costs are being allocated. The Partnership's share of the recovery amounted to $280,500.

10.  LITIGATION:
     -----------

In 1993, the Partnership, along with DiVall 1 and DiVall 2 initiated a lawsuit against Ernst & Young LLP ("E & Y"), a certified public accounting firm, in connection with the audits of the Partnerships performed by E & Y for the years 1989, 1990 and 1991. The Partnerships also filed claims against Magnuson, DiVall, DiVall Real Estate Investment Corporation, David Shea, and the Partnerships' former securities law firm, Quarles & Brady.

These matters were settled in 1996, yielding net proceeds to the Partnership, after the payment of contingent legal fees and related costs, of approximately $1,000,000.

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

In 1993, nineteen (19) of the Private Partnerships sought the protection of the Bankruptcy Court in the Eastern District of Wisconsin. Seven (7) of these bankruptcies were voluntary and twelve (12) of these bankruptcies were involuntary. Several of the Private Partnerships seeking bankruptcy owe promissory notes to DiVall, Magnuson, or entities owned by them, in which the Partnership has a security interest. These cases were subsequently transferred to the Western District Bankruptcy Court located in Madison, Wisconsin.

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

11.  FORMER GENERAL PARTNERS' CAPITAL ACCOUNTS:
     ------------------------------------------

The capital account balance of the former general partners as of May 26, 1993, the date of their removal as general partners pursuant to the results of a solicitation of written consents from the Limited Partners, was a deficit of $265,491. At December 31, 1993, the former general partners' deficit capital account balance in the amount of $265,491 was reallocated to the Limited Partners.

12.  SUBSEQUENT EVENTS:
     ------------------

In February 1998, the Partnership made a distribution to the Limited Partners from operations for the Fourth Quarter 1997 of $385,000 amounting to $22.51 per limited partnership interest.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

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

The executive officers and director of the General Partner who control the affairs of the Partnership are as follows:

     Bruce A. Provo, Age 47 - President, Founder and Director. Mr. Provo has been involved in the management of real estate and other asset portfolios since 1979. Since he founded the company in 1985, Mr. Provo has been President of TPG. From 1982 to 1986, Mr. Provo served as President and Chief Operating Officer of the North Kansas City Development Company ("NKCDC"), North Kansas City, Missouri. NKCDC was founded in 1903 and the assets of the company were sold in December, 1985 for $102,500,000. NKCDC owned commercial and industrial properties, including an office park and a retail district, as well as apartment complexes, motels, recreational facilities, fast food restaurants, and other properties. NKCDC's holdings consisted of over 100 separate properties and constituted approximately 20% of the privately held real property in North Kansas City, Missouri (a four square mile municipality). Following the sale of the company's real estate, Mr. Provo served as the President and Chief Executive Officer and Liquidating Trustee of NKCDC from 1986 to 1991.

     Mr. Provo graduated from Miami University, Oxford, Ohio in 1972 with a B.S. in Accounting. He became a Certified Public Accountant in 1974 and was a manager in the banking and financial services division of Arthur Andersen LLP prior to joining Rubloff Development Corporation in 1979. From 1979 through 1985, Mr. Provo served as Vice President - Finance and then as President of Rubloff Development Corporation. Mr. Provo has previously served on the Board of Directors of the National Realty Committee, a legislative "watchdog" organization for the commercial real estate industry headquartered in Washington, DC.

     Kristin J. Atkinson, Age 35 - Vice President - Finance and Administration. Ms. Atkinson joined The Provo Group, Inc. in September 1994, to provide management expertise in the areas of financial controls and management accounting services for four limited partnerships managed by TPG. Prior to joining TPG, Ms. Atkinson was Manager of Financial Reporting for Farm & Home Savings Association (a $4 billion savings and loan association) for nine years where she was responsible for supervision of the preparation of internal and external financial documentation, including regulatory filings for the savings association and its parent company. Ms. Atkinson graduated Magna Cum Laude with a B.S. in Accounting from Missouri Southern State College in Joplin, Missouri and worked as an accountant for James P. Arthur and Company for one year before joining Farm & Home Savings Association.

     Brenda Bloesch, Age 36 - Director of Investor Relations. Ms. Bloesch joined The Provo Group, Inc. in March 1993, to oversee and provide various levels of client support for more than 8,000 broker dealers, registered representatives, custodians and investors. Primarily responsible for all communications regarding four limited partnerships managed by TPG, Ms. Bloesch is also involved with database management and partnership compliance issues. Prior to joining TPG, Ms. Bloesch was Manager of Investment Services at DiVall Real Estate Investment Corporation ("DREIC") for four years and Publisher Services Manager at NewsNet, Inc. for five years. Her role at DREIC allowed Ms. Bloesch to obtain extensive knowledge of limited partnerships and gain familiarity with the broker and investor communities. Ms. Bloesch is a graduate of Lock Haven University in Lock Haven, Pennsylvania, where she received her B.A. in Journalism and Media Studies.

The Advisory Board, although its members are not "Directors" or "Executive Officers" of the Partnership, provides advisory oversight to management of the Partnership and consists of:

     Steve Carson - Vice President/Investments at First Albany Corporation. Mr. Carson's primary client concentration includes labor union, pension, and annuity funds. Mr. Carson has worked for First Albany for 11 years. He began his career as a retail broker at E.F Hutton & Company and served as Vice President, Shearson American Express from 1980-1986. Mr. Carson attended Northrup University in Los Angeles, California. He has served as Board Member and President on various Civic Boards in Syracuse, New York. Mr. Carson represents the broker-dealer community.

     Robert White - President of Chevron, TCI. Mr. White has worked for Chevron in various positions over the past 38 years. This company specializes in acquiring real estate that has been allocated as either Low-Income Housing or Historic Rehabilitation tax credits. Most of the acquisitions are made using limited partnership structures -- with TCI as the limited partner. Mr. White started his career as a research chemist with Chevron Research Company in 1959, after receiving a B.S Degree in Chemistry from the University of California at Berkeley. In 1977, Mr. White received a M.B.A Degree in Financial Analysis and subsequently transferred to Chevron Corporation's Planning and Analysis Department in San Francisco. In 1991, Mr. White became Vice-President of Chevron Land. After this company was sold in 1995, he assumed the position as President of the new Chevron subsidiary, Chevron TCI, Inc. Mr. White is a Limited Partner representing DiVall 1.

     Richard W. Otte - Editorial Writer. Mr. Otte is in his sixth year as an Editorial Board Member and editorial writer for The Volusion, a DeLand, Florida, subsidiary of the News-Journal Corporation in Daytona Beach, Florida. Mr. Otte retired in 1988 after 34 years with the Dispatch Printing Co., serving his last eight years as Managing Editor of the Columbus Dispatch and as a member of its Operating Committee. He previously was the executive sports editor of the newspaper in Ohio's capital city. Mr. Otte's 49 years in professional journalism also include news reporting, editing and sports assignments with the Daytona Journal Herald and Springfield News-Sun. Mr. Otte is a Limited Partner representing DiVall 2.

     Albert Gerritz - Perinton Volunteer Ambulance Corps. Mr. Gerritz has held various offices in Finance and Administration, including President. Mr. Gerritz retired in 1986 after 36 years with Eastman Kodak Co. where he was Supervisor of Engineering Services, Research Labs. Mr. Gerritz was instrumental in identifying the need and pursuing the development of a unique research complex for Kodak, which became the case study for his consulting activities on research facilities nationwide. Mr. Gerritz also worked for forty years in the Bushnell's Basin Fire Department and served five years as Chief. Mr. Gerritz has a life membership in National Society of Professional Engineers. Mr. Gerritz is a Limited Partner representing DiVall 3.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a) As of December 31, 1997, the following entity is known to beneficially own 5% or more of the outstanding Limited Partnership Interests as follows:

                                                          Interests    Percentage of
Title of                     Name and Address of         Beneficially   Interests of
 Class                         Beneficial Owner             Owned       Outstanding
---------------------  --------------------------------  ------------  --------------
Limited Partnership    The Engineers Joint Pension Fund      1,500         8.77%
Interests              4325 S. Salina Street
                       Syracuse, NY 13205

(b) As of December 31, 1997, neither the General Partner nor any of its affiliates owned any Limited Partnership Interests in the Partnership.

Item 13.  Certain Relationships and Related Transactions

The compensation to be paid to TPG is governed by the Partnership Agreement, as amended by vote of the Limited Partners to reflect the terms of the PMA. TPG's compensation includes a base fee equal to 4% of the Partnership's gross collected receipts, subject to a minimum of $57,000 per year. For this purpose, "gross collected receipts" means all cash revenues arising from operations and reserves of the Partnerships, including any proceeds recovered with respect to the obligations of the former general partners. The portion of such fee resulting from recoveries from former general partners is designated as restoration fees. TPG is also entitled to reimbursement for office rent and utilities not to exceed $4,750 per year. TPG is entitled to reimbursement of reasonable direct costs and expenses, such as travel, lodging, overnight delivery and postage, but has no right to be reimbursed for administrative expenses such as payroll, payroll taxes, insurance, retirement and other benefits, base phone and fax charges, office furniture and equipment, copier rent, and the like. Between the three Partnerships, TPG is entitled to an aggregate minimum base management fee of $300,000 per year and reimbursement for office rent in the maximum amount of $25,000 per year. The Partnership shall only be responsible for its allocable share of such minimum and maximum amounts as indicated above ($57,000 minimum base fee and $4,750 maximum rent reimbursement). TPG is entitled to an annual increase in the minimum base management fee and maximum office overhead reimbursement in an amount not to exceed the percentage increase in the Consumer Price Index ("CPI") for the immediately preceding calendar year. Effective March 1, 1997, the minimum management fee and the maximum reimbursement for office rent and overhead increased by 3.3% representing the allowable annual CPI adjustment. Additionally, TPG is allowed up to one-half of the Competitive Real Estate Commission, not to exceed 3% upon the disposition of assets. The payment of a portion of such fees is subordinated to TPG's success at recovering the funds misappropriated by the former general partners.

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

Under the PMA, TPG shall be indemnified by the Partnership, DiVall and Magnuson, and their controlled affiliates, and shall be held harmless from all claims of any party to the Partnership Agreement and from any third party including, without limitation, the Limited Partners of the Partnership, for any and all liabilities, damages, costs, and expenses, including reasonable attorneys' fees, arising from or related to claims relating to or arising from the PMA or its status as Permanent Manager. The indemnification does not extend to claims arising from fraud or criminal misconduct of TPG as established by court findings. To the extent possible, the Partnership is to provide TPG with appropriate errors and omissions, officers liability or similar insurance coverage, at no cost to TPG. In addition, TPG is granted the right to establish and segregate Partnership assets in an amount not to exceed $250,000, solely for the purpose of funding such indemnification obligations (the "Indemnification Trust"). Once a determination has been made that no such claims can or will be made against TPG, the balance of the Indemnification Trust will become unrestricted cash of the Partnership. As of December 31, 1997, the Partnership had fully funded to the Indemnification Trust.

The following fees and reimbursements from the Partnership were incurred to management in 1997:

The Provo Group, Inc.
---------------------

     Management Fees                             $52,177
     Restoration Fees                             11,323
     Office Overhead Allowance                     5,150
     Direct Cost Reimbursements                   11,493
                                                 -------
       1997 Total                                $80,143
                                                 =======

                                    PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K


(a)    1. Financial Statements

          The following financial statements of DiVall Income Properties 3 Limited Partnership are included in Part II, Item 8:

          Report of Independent Public Accountants

          Balance Sheets, December 31, 1997 and 1996
          Statements of Income for the Years Ended December 31, 1997, 1996 and 1995

          Statements of Partners' Capital for the Years Ended December 31, 1997, 1996 and 1995

          Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995

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

         28.0 Correspondence to the Limited Partners dated February 15, 1998, regarding the Fourth Quarter 1997 distribution.

(b)    Report on Form 8-K:

       The Registrant filed no reports on Form 8-K during the fourth quarter of fiscal year 1997.

                 DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP
            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1997

                                                                                Gross amount at which
                                                 Initial cost to Partnership  carried at end of year (A)
                                                 ---------------------------  --------------------------



                                                                Building                    Building
                                                                  and                         and                     Accumulated
         Property              Encumbrances         Land      Improvements      Land      Improvements    Total       depreciation
----------------------------------------------------------------------------------------------------------------------------------
Pittsburgh, Pennsylvania                 $-      $  274,467    $  616,866    $  274,467    $  616,866   $  891,333      $156,920
St. Francis, Wisconsin                    -         485,354       709,028       468,354       709,028    1,177,382       182,650
Oak Creek, Wisconsin                      -         496,505       845,400       496,505       845,400    1,341,905       198,074
Englewood, Colorado                       -               -       213,210             -       213,210      213,210        45,565
Sanford, Florida                          -         477,302       659,131       477,302       659,131    1,136,433       130,830
Colorado Springs, Colorado                -         314,354       265,829       314,354       265,829      580,183        47,822
                               ---------------------------------------------------------------------------------------------------


                                         $0       2,047,982     3,309,464     2,030,982     3,309,464    5,340,446       761,861
                               ===================================================================================================


                                                                     Life on which
                                                                      depreciation
                                                                   in latest statement
                                                                      of operations
                                      Date of         Date            is computed
         Property                   construction    acquired            (years)
-------------------------------------------------------------------------------------

Pittsburgh, Pennsylvania               1990          9/11/90              31.5
St. Francis, Wisconsin                 1990          8/14/90              31.5
Oak Creek, Wisconsin                   1991           2/5/91              31.5
Englewood, Colorado                    1991           7/1/91              31.5
Sanford, Florida                       1991         11/13/91              31.5
Colorado Springs, Colorado                -          4/28/92              31.5

(A) Represents aggregate costs for federal income tax purposes.

(B) Reconciliation of "Real Estate and Accumulated Depreciation":


                                     Year ended                 Year ended
Investments in Real Estate        December 31, 1997          December 31, 1996
-------------------------------------------------------------------------------
Balance at beginning of year             $5,848,562                 $5,852,062
Property write-down                               0                     (3,500)


Sale of Property                           (508,116)                         0
                                         ----------                 ----------

Balance at end of year                   $5,340,446                 $5,848,562
                                         ==========                 ==========


                                      Year ended                 Year ended
Accumulated Depreciation           December 31, 1997          December 31, 1996
-------------------------------------------------------------------------------
Balance at beginning of year               $ 761,761                   $644,448
Additions charged to costs
 and expenses                                110,951                    117,318

Sale of Property                            (110,851)                         0
                                           ---------                   --------

Balance at end of year                     $ 761,861                   $761,761
                                           =========                   ========

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


Date:  March 27, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:  The Provo Group, Inc., General Partner


By:  /s/Bruce A. Provo
     ---------------------------------------------
     Bruce A. Provo, President


Date:  March 27, 1998


By:  /s/Kristin J. Atkinson
     --------------------------------------------
     Kristin J. Atkinson
     Vice President - Finance and Administration


Date:  March 27, 1998