Form 10-Q
period 1998-03-31
DIVALL INCOME PROPERTIES 3 L P
filed 1998-05-14
CIK 858715

                                   FORM 10-Q

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended     March 31, 1998
                                    ----------------------------------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to___________________

                        Commission file number  0-20253

                DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP
            (Exact name of registrant as specified in its charter)

          Wisconsin                                       39-1660958
(State or other jurisdiction of                        (I.R.S.Employer
 incorporation or organization)                      Identification No.)

           101 W. 11th St., Suite 1110, Kansas City, Missouri 64105 (Address of principal executive offices, including zip code)

                                (816) 421-7444
             (Registrant's telephone number, including area code)


       Securities registered pursuant to Section 12(b) of the Act:  None

         Securities registered pursuant to Section 12(g) of the Act:
                         Limited Partnership Interests

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

                        PART I - FINANCIAL INFORMATION
                         Item 1. Financial Statements

                DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                                BALANCE SHEETS

                     March 31, 1998 and December 31, 1997
                     ------------------------------------

                                    ASSETS

                                                                     (Unaudited)
                                                                      March 31,     December 31,
                                                                        1998            1997
                                                                     -----------    ------------
INVESTMENT PROPERTIES: (Note 3)
  Land                                                               $ 1,553,680     $ 2,030,982
  Buildings and improvements                                           2,650,334       3,309,464
  Accumulated depreciation                                              (651,622)       (761,861)
                                                                     -----------     -----------
    Net investment properties                                          3,552,392       4,578,585
                                                                     -----------     -----------

OTHER ASSETS:

  Cash and cash equivalents                                            1,461,639         595,420
  Cash held in Indemnification Trust (Note 8)                            295,165         290,662
  Rents and other receivables                                             14,249          23,062
  Deferred rent receivable                                                22,037          31,029
  Deferred fees                                                           21,078          21,524
  Prepaid assets                                                           2,554           3,649
                                                                     -----------     -----------

    Total other assets                                                 1,816,722         965,346
                                                                     -----------     -----------

DUE FROM FORMER AFFILIATES: (Note 2)

  Due from former general partner affiliates                           1,734,417       1,734,417
  Allowance for uncollectible amounts due from former affiliates      (1,734,417)     (1,734,417)
  Restoration cost receivable                                          5,336,536       5,181,441
  Allowance for uncollectible restoration receivable                  (5,336,536)     (5,181,441)
                                                                     -----------     -----------

    Due from former affiliates, net                                            0               0
                                                                     -----------     -----------

    Total assets                                                     $ 5,369,114     $ 5,543,931
                                                                     ===========     ===========

       The accompanying notes are an integral part of these statements.

                DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                       LIABILITIES AND PARTNERS' CAPITAL

                     March 31, 1998 and December 31, 1997
                     ------------------------------------

                                                                     (Unaudited)
                                                                      March 31,     December 31,
                                                                        1998            1997
                                                                     -----------    ------------
LIABILITIES:
  Accounts payable and accrued expenses                              $    28,546     $    25,331
  Due to current General Partner                                             913           1,395
  Security deposits                                                       16,635          36,819
  Unearned rental income                                                  42,528          42,254
                                                                     ------------    ------------

    Total liabilities                                                     88,622         105,799
                                                                     ------------    ------------

CONTINGENT LIABILITIES: (Note 7)

PARTNER'S CAPITAL: (Notes 1, 4 and 11)

Current General Partner -
  Cumulative net income (loss)                                            17,728          15,445
  Cumulative cash distributions                                           (7,553)         (6,640)
                                                                     ------------    ------------

                                                                          10,175           8,805
                                                                     ------------    ------------

Limited Partners (17,102.52 interests outstanding)
  Capital contributions, net of offering costs                        14,408,872      14,408,872
  Cumulative net loss                                                        (81)       (226,070)
  Cumulative cash distributions                                       (8,872,983)     (8,487,984)
  Reallocation of former general partners' deficit capital              (265,491)       (265,491)
                                                                     ------------    ------------

                                                                        5,270,317       5,429,327
                                                                     ------------    ------------

      Total partners' capital                                           5,280,492       5,438,132
                                                                     ------------    ------------

      Total liabilities and partners' capital                        $  5,369,114    $  5,543,931
                                                                     ============    ============

       The accompanying notes are an integral part of these statements.

                DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                             STATEMENTS OF INCOME

                                  (Unaudited)
                                  -----------

                                                       Three Months Ended March 31,
                                                       ----------------------------
                                                         1998                1997
                                                       --------            --------
REVENUES:
  Rental income                                        $104,019            $160,999
  Interest income on direct financing leases                  0               1,150
  Interest income                                        16,369               8,715
  Other income                                               42                 294
  Gain on sale of assets                                238,698                   0
  Recovery of amounts previously written off                  0               2,571
                                                       --------            --------

                                                        359,128             173,729
                                                       --------            --------

EXPENSES:
  Partnership management fees                            16,045              15,620
  Disposition fees                                       37,500                   0
  Restoration fees                                            0                 103
  Insurance                                               1,095               1,327
  General and administrative                             12,115              10,216
  Advisory Board fees and expenses                        4,358               3,422
  Professional services                                  22,589              12,280
  Professional services related to investigation            479              19,930
  Appraisal fees                                         13,900                   0
  Depreciation                                           22,329              29,330
  Amortization                                              446                 446
                                                       --------            --------

                                                        130,856              92,674
                                                       --------            --------

NET INCOME                                             $228,272            $ 81,055
                                                       ========            ========

NET INCOME - GENERAL PARTNER                           $  2,283            $    811

NET INCOME - LIMITED PARTNERS                           225,989              80,244
                                                       --------            --------

                                                       $228,272            $ 81,055
                                                       ========            ========

NET INCOME PER LIMITED PARTNERSHIP
INTEREST, based on 17,102.52 interests outstanding       $13.21               $4.69
                                                         ======               =====

       The accompanying notes are an integral part of these statements.

                DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                           STATEMENTS OF CASH FLOWS

                                  (Unaudited)
                                  -----------

                                                                        Three Months Ended March 31,
                                                                        ----------------------------
                                                                           1998              1997
                                                                        ----------        ----------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
  Net income                                                            $  228,272        $   81,055
  Adjustments to reconcile net income to net cash from (used in)
   operating activities -
    Depreciation and amortization                                           22,775            29,776
    Gain on sale of assets                                                (238,698)                0
    Recovery of amounts previously written off                                   0            (2,571)
    Interest applied to Indemnification Trust Account                       (4,503)           (3,936)
    Decrease in rents, other receivables and prepaid assets                  9,908             5,330
    Decrease in deferred rent receivable                                     8,992               729
    Deposits applied for real estate taxes                                       0            74,260
    Increase/(Decrease) in accounts payable and accrued expenses             3,216            (7,511)
    (Decrease) in due to General Partner                                      (482)          (49,003)
    Increase in unearned rental income                                         274            22,257
    (Decrease in security deposits                                         (20,184)                0
    (Decrease) in real estate taxes payable                                      0           (81,217)
                                                                        ----------        ----------

        Net cash provided from operating activities                          9,570            69,169
                                                                        ----------        ----------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Principal payments received on direct financing leases                         0            12,230
  Recoveries from former affiliates                                              0             2,571
  Proceeds from sale of assets                                           1,242,562                 0
                                                                        ----------        ----------

        Net cash provided from investing activities                      1,242,562            14,801
                                                                        ----------        ----------

CASH FLOWS (USED IN) FINANCING ACTIVITIES:
  Cash distributions to General Partner                                       (913)             (324)
  Cash distributions to Limited Partners                                  (385,000)         (925,000)
                                                                        ----------        ----------

        Net cash (used in) financing activities                           (385,913)         (925,324)
                                                                        ----------        ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       866,219          (841,354)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           595,420         1,155,128
                                                                        ----------        ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $1,461,639        $  313,774
                                                                        ==========        ==========

       The accompanying notes are an integral part of these statements.

                DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS


These unaudited interim financial statements should be read in conjunction with DiVall Income Properties 3, Limited Partnership's (the "Partnership") 1997 annual audited financial statements within Form 10-K.

These unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1998, and the results of operations for the three-month periods ended March 31, 1998, and 1997, and cash flows for the three-month periods ended March 31, 1998 and 1997. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

The following significant event(s) have occured subsequent to fiscal year 1997, which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a) (5):

During the first quarter of 1998, the Partnership sold its Denny's property in Sanford, Florida for $1,250,000. The sale took place in January 1998, resulting in a gain, before disposition fees of approximately $240,000.

1.   ORGANIZATION AND BASIS OF ACCOUNTING:

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

The Partnership is currently engaged in the business of owning and operating its investment portfolio (the "Properties") of commercial real estate. The Properties are leased on a triple net basis to, and operated by, franchisors or franchisees of national, regional and local retail chains under long-term leases. The lessees consist of fast-food, family style, and casual/theme restaurants. At March 31, 1998, the Partnership owned five (5) properties and specialty leasehold improvements for use in all five (5) of the Properties.

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

No provision for Federal income taxes has been made, as any liability for such taxes would be that of the individual partners rather than the Partnership. At December 31, 1998, the tax basis of the Partnership's assets exceeded the amounts reported in the accompanying financial statements by approximately $2,800,000.

2.   REGULATORY INVESTIGATION:

A preliminary investigation during 1992 by the Office of the Commissioner of Securities for the State of Wisconsin and the Securities and Exchange Commission (the "Investigation") revealed that during at least the three years ended December 31, 1992, the former general partners of the Partnership, Gary J. DiVall ("DiVall") and Paul E. Magnuson ("Magnuson") had transferred substantial cash assets of the Partnership and two affiliated publicly registered partnerships, DiVall Insured Income Fund Limited Partnership ("DiVall 1") and DiVall Insured Income Properties 2 Limited Partnership ("DiVall 2") (collectively the "Partnerships") to various other entities previously sponsored by or otherwise affiliated with DiVall and

Magnuson. The unauthorized transfers were in violation of the respective Partnership Agreements and resulted, in part, from material weaknesses in the internal control system of the Partnerships. The aggregate amount of the misappropriation, related costs, and 9% interest accrued since January 1, 1993, is in excess of $15,100,000, of which approximately $7,071,000 has been attributed to the Partnership and is reflected as due from former affiliates on the balance sheet at March 31, 1998. The 9% interest accrued as of March 31, 1998, amounted to approximately $2,969,000 and is not reflected in the accompanying income statement. As of December 31, 1997, $6,916,000 was reflected as due from former affiliates based on an estimated overall misappropriation and related costs of $14,800,000.

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

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation. Through March 31, 1998, $5,766,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, the Partnership has recognized $1,283,000 as income, which represents its share of the excess recovery. The current General Partner continues to pursue recoveries of the misappropriated funds, however no further significant recoveries are anticipated.

3.   INVESTMENT PROPERTIES:

As of March 31, 1998, the Partnership owned five (5) fast-food restaurants comprised of: two (2) Hardee's restaurants, one (1) Applebee's restaurant, and two (2) Denny's restaurants. The five (5) properties are located in three (3) states.

The total cost of the investment properties includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners.

During January 1998, the Partnership sold its Denny's property in Sanford, Florida, to the tenant for $1,250,000, resulting in a gain, before disposition fees, of approximately $239,000.

According to the Partnership Agreement, the former general partners were to commit 82% of the original offering proceeds to the acquisition of investment properties. Upon full investment of the net proceeds of the offering, approximately 57% of the original offering proceeds was invested in the Partnership's properties.

The current General Partner receives a fee for managing the Partnership equal to 4% of gross receipts, with a maximum reimbursement for office rent and related overhead of $25,000 between the three affiliated Partnerships as provided in the Permanent Manager Agreement ("PMA"). On May 26, 1993, the Permanent Manager, TPG, replaced the former general partners as the new General Partner, as provided for in an amendment to the Partnership Agreement dated May 26, 1993. Pursuant to amendments to the

Partnership Agreement, TPG continues to provide management services for the same fee structure as provided in the PMA mentioned above. Effective March 1, 1998, the minimum management fee and the maximum reimbursement for office rent and overhead increased by 1.6% representing the allowable annual Consumer Price Index adjustment per the PMA. For purposes of computing the 4% overall fee, gross receipts includes amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. TPG has received fees from the Partnership totaling $87,897 to date on the amounts recovered, which has been offset against the 4% minimum fee.

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
                                                                ----------
                                                                $5,188,238
                                                                ==========

Two (2) of the Partnership's properties are leased to a Denny's franchisee. Base rent from these properties amounted to approximately 21% of total base rent in 1997.

The original offering document required the Partnership to lease its properties to a single tenant as long as the properties so leased do not constitute; in the aggregate, more than 20% of the aggregate gross proceeds of the offering. As of March 31, 1998, the Partnership has leased two of its properties to Hardees Food Systems, Inc., which constitute 21% of the aggregate gross proceeds.

6.   TRANSACTIONS WITH CURRENT GENERAL PARTNER:

Amounts paid to the current General Partner for the quarters ended March 31, 1998 and 1997, are as follow:

                                               Incurred as of  Incurred as of
     Current General Partner                   March 31, 1998  March 31, 1997
     ----------------------                    --------------  --------------
     Management fees                                  $16,045         $15,620
     Disposition fees                                  37,500               0
     Restoration fees                                       0             103
     Cash distribution                                    913             324
     Overhead allowance                                 1,294           1,288
     Reimbursement for out-of-pocket expenses           3,161           2,432
                                                      -------         -------
                                                      $58,913         $19,767
                                                      =======         =======

7.   CONTINGENT LIABILITIES:

According to the Partnership Agreement, as amended, the current General Partner may receive a disposition fee not to exceed 3% of the contract price of the sale of investment properties. Fifty percent (50%) of all such disposition fees earned by the current General Partner is to be escrowed until the aggregate amount of recovery of the funds misappropriated from the Partnerships by the former general partners is greater than $4,500,000. Upon reaching such recovery level, full disposition fees will thereafter be payable and fifty percent (50%) of the previously escrowed amounts will be paid to the current General Partner. At such time as the recovery exceeds $6,000,000 in the aggregate, the remaining escrowed disposition fees shall be paid to the current General Partner. If such levels of recovery are not achieved, the current General Partner will contribute the amounts escrowed towards the recovery. In lieu of an escrow, 50% of all such disposition fees have been paid directly to the restoration account and then distributed among the three Partnerships. After surpassing the $4,500,000 recovery level during March 1996, 50% of the amounts previously escrowed was refunded to the current General Partner. The remaining amount allocated to the Partnerships may be owed to the current General Partner if the $6,000,000 recovery level is met. As of March 31, 1998, the Partnership may owe the current General Partner $18,862, which is currently reflected as a recovery, if the $6,000,000 recovery level is achieved, which is unlikely.

8.   PMA INDEMNIFICATION TRUST:

The Permanent Manager Agreement ("PMA") provides that the Permanent Manager will be indemnified from any claims or expenses arising out of or relating to the Permanent Manager serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by the Permanent Manager. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership's creditors. An Indemnification Trust ("Trust") serving such purposes has been established at United Missouri Bank, N.A. The Trust has been fully funded with Partnership assets as of

March 31, 1998. Funds are invested in U.S. Treasury securities. In addition, interest totaling $45,165 has been credited to the Trust as of March 31, 1998. The rights of the Permanent Manager to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by the Permanent Manager of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against the Permanent Manager and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that the Permanent Manager shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

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

Recoveries realized by the Partnerships are being distributed to each respective partnership on the same basis as the restoration costs are currently being allocated, adjusted for any future changes in the entire misappropriation, as a result of the continuing investigation. As of March 31, 1997, the Partnerships recovered a total of approximately $5,126,000 from the former general partners and their affiliates. Of this amount, the Partnership received its pro-rata share in the amount of $2,390,000. Additionally, $40,347, representing 50% of all previously escrowed disposition fees earned by the General Partner, have been paid to the recovery. Of that amount, $18,862 was allocated to the Partnership and is contingently payable to the General Partner upon achievement of the final recovery level as described in Note 7.

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

10.  LITIGATION:

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

12.  SUBSEQUENT EVENTS:

On May 15, 1998, the Partnership made a distribution to the Limited Partners for the First Quarter 1998 of $1,270,000 amounting to approximately $74.26 per limited partnership interest.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources:

Investment Properties and Net Investment in Direct Financing Leases

The investment properties, including equipment held by the Partnership at March 31, 1998, were originally purchased at a price, including acquisition costs, of approximately $6,091,000.

During January 1998, the Partnership sold its Denny's property in Sanford, Florida, to the tenant for $1,250,000, resulting in a gain, before disposition fees of approxiately $240,000.

Other Assets

Cash and cash equivalents were $1,462,000 at March 31, 1998, compared to $595,000 at December 31, 1997. The Partnership designated cash of $1,270,000 to fund the First Quarter 1998 distributions to Limited Partners; $52,000 for the payment of accounts payable and accrued expenses; and the remainder represents reserves deemed necessary to allow the Partnership to operate normally. Cash generated through the operations of the Partnership's investment properties, sales of investment properties, and any recoveries of misappropriated funds by the former general partners will provide the sources for future fund liquidity and Limited Partner distributions.

The Partnership established an Indemnification Trust (the "Trust") during the Fourth Quarter of 1993 and deposited $130,000 in the Trust during 1994, $100,000 during 1995, and $20,000 during 1996. The provision to establish the Trust was included in the Permanent Manager Agreement for the indemnification of TPG, in the absence of fraud or gross negligence, from any claims or liabilities that may arise from TPG acting as Permanent Manager. The Trust is owned by the Partnership. For additional information regarding the Trust, refer to Note 8 to the financial statements.

Due From Former Affiliates, Allowance for Uncollectible Amounts Due From Former Affiliates and Due to Affiliated Partnerships

Due from former affiliates represented misappropriated assets due from the former general partners and their affiliates in the amount of $1,734,000 at March 31, 1998 and December 31,1997. It is not anticipated that any further material recoveries will be received.

The Partnership maintains a record of costs incurred in identifying or recovering the misappropriated assets. These amounts are expensed when incurred, and then recorded on the balance sheet as a restoration cost receivable with a corresponding allowance for such receivable deemed uncollectible. These costs are considered due from the former general partners and their affiliates. Interest has been accrued on the misappropriated funds since January 1, 1993, at a rate of 9% per annum and has been included in the restoration cost receivable. The receivable increased from approximately $5,181,000 at December 31, 1997 to $5,337,000 at March 31, 1998, and includes $2,969,000 of cumulative accrued interest.

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation. Through March 31, 1998, $5,766,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, the Partnership has recognized $1,283,000 as income, which represents its share of the excess recovery. The current General Partner continues to pursue recoveries of the misappropriated funds, however no further significant recoveries are anticipated.

The restoration costs are allocated among the Partnerships based on each Partnership's respective share of the misappropriation as discussed in Note 9 to the financial statements. The allocation is adjusted periodically to reflect any changes in the entire misappropriation. The Partnership's percentage of the allocation was increased in 1993.

Liabilities

Accounts payable and accrued expenses at March 31, 1998, in the amount of $29,000, primarily represented the accrual of legal and auditing fees.

Partners' Capital

Net income for the quarter was allocated between the General Partner and the Limited Partners, 1% and 99%, respectively, as provided in the Partnership Agreement and the Amendment to the Partnership Agreement, as discussed more fully in Note 4 of the financial statements. The former general partners' capital account balance was reallocated to the Limited Partners at December 31, 1993. Refer to Note 11 to the financial statements for additional information regarding the reallocation.

Cash distributions paid to the Limited Partners and to the General Partner during 1998, of $385,000 and $913, respectively, have also been made in accordance with the amended Partnership Agreement. The First Quarter 1998 distribution of $1,270,000 was paid to the Limited Partners on May 15, 1998.

Results of Operations:

The Partnership reported net income for the quarter ended March 31, 1998, in the amount of $228,000 compared to net income for the quarter ended March 31, 1997 of $81,000.

Revenues

Total revenues were $359,000, and $174,000, for the quarters ended March 31, 1998, and 1997, respectively. The increase in income in 1998 is attributable to a gain recognized on the sale of a Denny's property to the tenant.

Total revenues, should approximate $400,000 annually or $100,000 quarterly, based on leases currently in place. Future revenues may decrease with tenant defaults and/or sales of Partnership properties. They may also increase with additional rents due from tenants, if those tenants experience sales levels which require the payment of additional rent to the Partnership.

Expenses

For the quarters ended March 31, 1998 and 1997, cash expenses amounted to approximately 30% and 36% of total revenues, respectively. Total expenses, including non-cash items, amounted to 36% and 53% of total revenues for the quarters ended March 31, 1998 and 1997, respectively. During 1998, disposition fees of $37,500 on the sale of the Denny's property in Sanford, Florida, and fees incurred for the appraisal of the Partnership's properties totaling $13,900 had a negative impact on expenses.

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

Year 2000

The Partnership's operations are not dependent on date sensitive software. The Partnership is not aware of any Year 2000 problems with its current software. Accounting and Partnership records software are owned and operated by third parties who provide services to the Partnership under contract. The Partnership is currently in the process of evaluating Year 2000 issues with these third party providers. The Partnership believes, however, that even if any Year 2000 problems are not corrected on schedule, the cost and disruption to operations of the Partnership are expected to be minimal.

Tenants are responsible for the operation of any equipment located at the Partnership's properties. While the Partnership is not fully aware of the compliance attainment efforts of its tenants, tenant preparedness for the Year 2000 should have minimal impact on the Partnership and are not expected to be material to the Partnership's operations, financial condition or liquidity.

                          PART II - OTHER INFORMATION

Items 1 - 4.

Not Applicable.

Item 5.  Other Information

On April 17, 1998, the Partnership filed a Definitive Consent Statement on
Schedule 14A with the Securities and Exchange Commission in connection with the solicitation of consents by the Partnership to approve the sale of all the Partnership's properties and to subsequently liquidate the Partnership. If the proposed liquidation of the Partnership is approved by a majority of limited partners, it is expected to be completed prior to the end of 1998.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Listing of Exhibits:

     99.0 Correspondence to the Limited Partners dated May 15, 1998, regarding the First Quarter 1998 distribution.

(b)  Report on Form 8-K:

     The Registrant filed no reports on Form 8-K during the first quarter of fiscal year 1998.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP



By:    The Provo Group, Inc., General Partner



By:    /s/ Bruce A. Provo
       --------------------------------------------------
       Bruce A. Provo, President


Date:  May 14, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:    The Provo Group, Inc., General Partner



By:    /s/ Bruce A. Provo
       --------------------------------------------------
       Bruce A. Provo, President


Date:  May 14, 1998



By:    /s/ Kristin J. Atkinson
       --------------------------------------------------
       Kristin J. Atkinson
       Vice President - Finance and Administration


Date:  May 14, 1998

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP


By:  The Provo Group, Inc., General Partner



By:  /s/
     ---------------------------------------------
     Bruce A. Provo, President


Date:  May 14, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:  The Provo Group, Inc., General Partner



By:  /s/
     ---------------------------------------------
     Bruce A. Provo, President


Date:  May 14, 1998



By:  /s/
     --------------------------------------------
     Kristin J. Atkinson
     Vice President - Finance and Administration


Date:  May 14, 1998