Form 10-Q
period 1998-06-30
DIVALL INCOME PROPERTIES 3 L P
filed 1998-08-12
CIK 858715

                                   FORM 10-Q

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended     June 30, 1998
                                    ---------------------------------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes     X     No ___
                                             ---

                         PART I - FINANCIAL INFORMATION
                         Item 1.  Financial Statements

                 DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                      June 30, 1998 And December 31, 1997
                      -----------------------------------

                                     ASSETS

                                                                     (Unaudited)
                                                                       June 30,    December 31,
                                                                         1998          1997
                                                                     -----------   ------------
INVESTMENT PROPERTIES:  (Note 3)
     Land                                                            $ 1,553,680    $ 2,030,982
     Buildings and improvements                                        2,650,334      3,309,464
     Accumulated depreciation                                           (672,214)      (761,861)
                                                                     -----------    -----------
          Net investment properties                                    3,531,800      4,578,585
                                                                     -----------    -----------
OTHER ASSETS:
     Cash and cash equivalents                                           227,899        595,420
     Cash held in Indemnification Trust (Note 8)                         298,473        290,662
     Rents and other receivables                                          10,116         23,062
     Deferred rent receivable                                             21,617         31,029
     Deferred fees                                                        20,631         21,524
     Prepaid assets                                                        1,460          3,649
                                                                     -----------    -----------
         Total other assets                                              580,196        965,346
                                                                     -----------    -----------
DUE FROM FORMER AFFILIATES: (Note 2)
     Due from former general partner affiliates                        1,734,417      1,734,417
     Allowance for uncollectible amounts due from former affiliates   (1,734,417)    (1,734,417)
     Restoration cost receivable                                       5,497,205      5,181,441
     Allowance for uncollectible restoration receivable               (5,497,205)    (5,181,441)
                                                                     -----------    -----------
         Due from former affiliates, net
                                                                               0              0
         Total assets                                                -----------    -----------
                                                                     $ 4,111,996    $ 5,543,931
                                                                     ===========    ===========

        The accompanying notes are an integral part of these statements.

                 DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                       LIABILITIES AND PARTNERS' CAPITAL

                      June 30, 1998 And December 31, 1997
                      -----------------------------------

                                                                (Unaudited)
                                                                 June 30,     December 31,
                                                                   1998           1997
                                                               -------------  -------------
LIABILITIES:
   Accounts payable and accrued expenses                       $     17,484    $    25,331
   Due to current General Partner                                        99          1,395
   Security deposits                                                 16,635         36,819
   Unearned rental income                                            42,528         42,254
                                                               ------------    -----------
     Total liabilities                                               76,746        105,799
                                                               ------------    -----------
CONTINGENT LIABILITIES:  (Note 7)

PARTNER'S CAPITAL:  (Notes 1, 4 and 11)
Current General Partner -
   Cumulative net income (loss)                                      17,976         15,445
   Cumulative cash distributions                                     (7,652)        (6,640)
                                                               ------------    -----------
                                                                     10,324          8,805
                                                               ------------    -----------
Limited Partners (17,102.52 interests outstanding)
   Capital contributions, net of offering costs                  14,408,872     14,408,872
   Cumulative net income (loss)                                      24,529       (226,070)
   Cumulative cash distributions                                (10,142,984)    (8,487,984)
   Reallocation of former general partners' deficit capital        (265,491)      (265,491)
                                                               ------------    -----------
                                                                  4,024,926      5,429,327
                                                               ------------    -----------
          Total partners' capital                                 4,035,250      5,438,132
                                                               ------------    -----------
          Total liabilities and partners' capital              $  4,111,996    $ 5,543,931
                                                               ============    ===========

        The accompanying notes are an integral part of these statements.

                DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                             STATEMENTS OF INCOME

                                  (Unaudited)
                                  -----------

                                                       Three Months Ended     Six Months Ended
                                                       -------------------   -------------------
                                                            June 30,              June 30,
                                                            --------              --------
                                                         1998       1997       1998       1997
                                                       --------   --------   --------   --------
REVENUES:
  Rental income                                        $105,187   $157,388   $209,206   $318,387
  Interest income on direct financing leases                  0        558          0      1,708
  Interest income                                        10,758      5,380     27,127     14,095
  Other income                                                0         87         42        381
  Gain on sale of assets                                      0          0    238,698          0
  Recovery of amounts previously written off                  0      8,439          0     11,010
                                                       --------   --------   --------   --------

                                                        115,945    171,852    475,073    345,581
                                                       --------   --------   --------   --------

EXPENSES:
  Partnership management fees                            16,215     15,960     32,260     31,580
  Restoration fees                                            0          0          0        103
  Insurance                                               1,095      1,239      2,190      2,566
  General and administrative                             14,422     16,107     26,537     26,323
  Advisory Board fees and expenses                        4,553      2,600      8,911      6,022
  Professional services                                  24,830     12,289     47,419     24,569
  Professional services related to investigation            807     11,431      1,286     31,361
  Appraisals                                               (124)         0     13,776          0
  Environmental inspections                               8,250          0      8,250          0
  Disposition fees                                            0          0     37,500          0
  Depreciation                                           20,592     29,329     42,921     58,659
  Amortization                                              447        447        893        893
                                                       --------   --------   --------   --------

                                                         91,087     89,402    221,943    182,076
                                                       --------   --------   --------   --------

NET INCOME                                             $ 24,858   $ 82,450   $253,130   $163,505
                                                       ========   ========   ========   ========

NET INCOME - GENERAL PARTNER                           $    249   $    824   $  2,531   $  1,635

NET INCOME - LIMITED PARTNERS                            24,609     81,626    250,599    161,870
                                                       --------   --------   --------   --------

                                                       $ 24,858   $ 82,450   $253,130   $163,505
                                                       ========   ========   ========   ========

NET INCOME PER LIMITED PARTNERSHIP INTEREST,
based on 17,102.52 interests outstanding                  $1.44      $4.77     $14.65      $9.46
                                                          =====      =====     ======      =====

       The accompanying notes are an integral part of these statements.

                DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                           STATEMENTS OF CASH FLOWS

                                  (Unaudited)
                                  -----------

                                                                          Six Months Ended June 30,
                                                                          --------------------------
                                                                             1998           1997
                                                                          -----------    -----------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
  Net income                                                              $   253,130    $   163,505
  Adjustments to reconcile net income to net cash from (used in)
    operating activities -
      Depreciation and amortization                                            43,814         59,552
      Gain on sale of assets                                                 (238,698)             0
      Recovery of amounts previously written off                                    0        (11,010)
      Interest applied to Indemnification Trust Account                        (7,811)        (7,218)
      Decrease in rents, other receivables and prepaid assets                  15,135         14,801
      Decrease in deferred rent receivable                                      9,412          1,458
      Deposits applied for real estate taxes                                        0         74,227
      Increase/(Decrease) in accounts payable and accrued expenses             (7,847)         4,387
      Decrease in security deposits                                           (20,184)             0
      (Decrease) in due to General Partner                                     (1,296)       (48,997)
      Increase in unearned rental income                                          274         22,257
      (Decrease) in real estate taxes payable                                       0        (81,217)
                                                                          -----------    -----------

        Net cash provided from operating activities                            45,929        191,745
                                                                          -----------    -----------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Principal payments received on direct financing leases                            0         25,052
  Recoveries from former affiliates                                                 0          2,571
  Proceeds from sale of assets                                              1,242,562              0
                                                                          -----------    -----------

      Net cash provided from investing activities                           1,242,562         27,623
                                                                          -----------    -----------

CASH FLOWS (USED IN) FINANCING ACTIVITIES:
  Cash distributions to General Partner                                        (1,012)          (654)
  Cash distributions to Limited Partners                                   (1,655,000)    (1,025,000)
                                                                          -----------    -----------

      Net cash (used in) financing activities                              (1,656,012)    (1,025,654)
                                                                          -----------    -----------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (367,521)      (806,286)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              595,420      1,155,128
                                                                          -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $   227,899    $   348,842
                                                                          ===========    ===========

       The accompanying notes are an integral part of these statements.

                 DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS


These unaudited interim financial statements should be read in conjunction with DiVall Income Properties 3 Limited Partnership's (the "Partnership") 1997 annual audited financial statements within Form 10-K.

These unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1998, and the results of operations for the three-and six-month periods ended June 30, 1998, and 1997, and cash flows for the six-month periods ended June 30, 1998 and 1997. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

The following significant event(s) have occurred subsequent to fiscal year 1997, which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a) (5):

During the First Quarter of 1998, the Partnership sold its Denny's property in Sanford, Florida for $1,250,000. The sale took place in January 1998, resulting in a gain, before disposition fees of approximately $239,000.

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

The Partnership is currently engaged in the business of owning and operating its investment portfolio (the "Properties") of commercial real estate. The Properties are leased on a triple net basis to, and operated by, franchisors or franchisees of national, regional and local retail chains under long-term leases. The lessees consist of fast-food, family style, and casual/theme restaurants. At June 30, 1998, the Partnership owned five (5) properties and specialty leasehold improvements for use in all five (5) of the Properties.

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

The Partnership will be dissolved on December 1, 2015, or earlier upon the prior occurrence of any of the following events: (a) the disposition of all interests in real estate and other Partnership assets; (b) the decision by Majority Vote, as defined, of the Limited Partners to dissolve the Partnership or to compel the sale of all or substantially all of the Partnership's assets; (c) the failure to elect a successor General Partner within six months after removal of the last remaining General Partner; or (d) the date of the death or the effective date of dissolution, removal, withdrawal, bankruptcy, or incompetency of the last remaining General Partner, unless the Partnership is continued by vote of all Limited Partners and a replacement General Partner is previously elected by a majority of the Limited Partners.

No provision for Federal income taxes has been made, as any liability for such taxes would be that of the individual partners rather than the Partnership. At December 31, 1997, the tax basis of the Partnership's assets exceeded the amounts reported in the accompanying financial statements by approximately $2,800,000.

2.   REGULATORY INVESTIGATION:
     -------------------------

A preliminary investigation during 1992 by the Office of the Commissioner of Securities for the State of Wisconsin and the Securities and Exchange Commission (the "Investigation") revealed that during at least the three years ended December 31, 1992, the former general partners of the Partnership, Gary J. DiVall ("DiVall") and Paul E. Magnuson ("Magnuson") had transferred substantial cash assets of the Partnership and two affiliated publicly registered partnerships, DiVall Insured Income Fund Limited Partnership ("DiVall 1") and DiVall Insured Income Properties 2 Limited Partnership ("DiVall 2") (collectively the "Partnerships") to various other entities previously sponsored by or otherwise affiliated with DiVall and

Magnuson. The unauthorized transfers were in violation of the respective Partnership Agreements and resulted, in part, from material weaknesses in the internal control system of the Partnerships. The aggregate amount of the misappropriation, related costs, and 9% interest accrued since January 1, 1993, is in excess of $15,400,000, of which approximately $7,232,000 has been attributed to the Partnership and is reflected as due from former affiliates on the balance sheet at June 30, 1998. The 9% interest accrued as of June 30, 1998, amounted to approximately $3,129,000 and is not reflected in the accompanying income statement. As of December 31, 1997, $6,916,000 was reflected as due from former affiliates based on an estimated overall misappropriation and related costs of $14,800,000.

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

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation. Through June 30, 1998, $5,766,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, the Partnership has recognized $1,283,000 as income, which represents its share of the excess recovery. The current General Partner continues to pursue recoveries of the misappropriated funds, however, no further significant recoveries are anticipated.

3.   INVESTMENT PROPERTIES:
     ----------------------

As of June 30, 1998, the Partnership owned five (5) fast-food restaurants comprised of: two (2) Hardee's restaurants, one (1) Applebee's restaurant, and two (2) Denny's restaurants. The five (5) properties are located in three (3) states.

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
                                                               ----------

                                                               $5,188,238
                                                               ==========

Two (2) of the Partnership's properties are leased to a Denny's franchise. Base rent from these properties amounted to approximately 21% of total base rent in 1997.

The original offering document required the Partnership to lease its properties to a single tenant as long as the properties so leased do not constitute; in the aggregate, more than 20% of the aggregate gross proceeds of the offering. As of June 30, 1998, the Partnership has leased two of its properties to Hardees Food Systems, Inc., which constitute 21% of the aggregate gross proceeds.

6.   TRANSACTIONS WITH CURRENT GENERAL PARTNER:
     ------------------------------------------

Amounts paid to the current General Partner for the six months ended June 30, 1998 and 1997, are as follow:

     Current General Partner                     Incurred as of  Incurred as of
     -----------------------                     June 30, 1998   June 30, 1997
                                                 --------------  --------------
     Management fees                                    $32,260         $31,580
     Disposition fees                                    37,500               0
     Restoration fees                                         0             103
     Cash distribution                                    1,012             654
     Overhead allowance                                   2,603           2,575
     Reimbursement for out-of-pocket expenses             6,522           6,748
                                                        -------         -------
                                                        $79,897         $41,660
                                                        =======         =======

7.   CONTINGENT LIABILITIES:
     ----------------------

According to the Partnership Agreement, as amended, the current General Partner may receive a disposition fee not to exceed 3% of the contract price of the sale of investment properties. Fifty percent (50%) of all such disposition fees earned by the current General Partner is to be escrowed until the aggregate amount of recovery of the funds misappropriated from the Partnerships by the former general partners is greater than $4,500,000. Upon reaching such recovery level, full disposition fees will thereafter be payable and fifty percent (50%) of the previously escrowed amounts will be paid to the current General Partner. At such time as the recovery exceeds $6,000,000 in the aggregate, the remaining escrowed disposition fees shall be paid to the current General Partner. If such levels of recovery are not achieved, the current General Partner will contribute the amounts escrowed towards the recovery. In lieu of an escrow, 50% of all such disposition fees have been paid directly to the restoration account and then distributed among the three Partnerships. After surpassing the $4,500,000 recovery level during March 1996, 50% of the amounts previously escrowed was refunded to the current General Partner. The remaining amount allocated to the Partnerships may be owed to the current General Partner if the $6,000,000 recovery level is met. As of June 30, 1998, the Partnership may owe the current General Partner $18,862, which is currently reflected as a recovery, if the $6,000,000 recovery level is achieved, which is considered unlikely.

8.   PMA INDEMNIFICATION TRUST:
     --------------------------

The Permanent Manager Agreement ("PMA") provides that the Permanent Manager will be indemnified from any claims or expenses arising out of or relating to the Permanent Manager serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by the Permanent Manager. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership's creditors. An Indemnification Trust ("Trust") serving such purposes has been established at United Missouri Bank, N.A. The Trust has been fully funded with Partnership assets as of

June 30, 1998. Funds are invested in U.S. Treasury securities. In addition, interest totaling $48,473 has been credited to the Trust as of June 30, 1998. The rights of the Permanent Manager to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by the Permanent Manager of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against the Permanent Manager and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that the Permanent Manager shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

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

Recoveries realized by the Partnerships are being distributed to each respective partnership on the same basis as the restoration costs are currently being allocated, adjusted for any future changes in the entire misappropriation, as a result of the continuing investigation. As of June 30, 1998, the Partnerships recovered a total of approximately $5,726,000 from the former general partners and their affiliates. Of this amount, the Partnership received its pro-rata share in the amount of $2,677,000. Additionally, $40,347, representing 50% of all previously escrowed disposition fees earned by the General Partner, have been paid to the recovery. Of that amount, $18,862 was allocated to the Partnership and is contingently payable to the General Partner upon achievement of the final recovery level as described in Note 7.

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

12.  SUBSEQUENT EVENTS:
     ------------------

On August 15, 1998, the Partnership made a distribution to the Limited Partners for the Second Quarter 1998 of $40,000 amounting to approximately $2.34 per limited partnership interest.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources:
--------------------------------

Investment Properties and Net Investment in Direct Financing Leases
-------------------------------------------------------------------

The investment properties, including equipment held by the Partnership at June 30, 1998, were originally purchased at a price, including acquisition costs, of approximately $6,091,000.

During January 1998, the Partnership sold its Denny's property in Sanford, Florida, to the tenant for $1,250,000, resulting in a gain, before disposition fees, of approximately $240,000.

Other Assets
------------

Cash and cash equivalents held by the Partnership, were $228,000 at June 30, 1998, compared to $595,000 at December 31, 1997. The Partnership designated cash of $40,000 to fund the Second Quarter 1998 distributions to Limited Partners; $65,000 for the payment of accounts payable and accrued expenses; and the remainder represents reserves deemed necessary to allow the Partnership to operate normally. Cash generated through the operations of the Partnership's investment properties and sales of investment properties will provide the sources for future fund liquidity and Limited Partner distributions.

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

Due From Former Affiliates and Allowance for Uncollectible Amounts Due From
---------------------------------------------------------------------------
Former Affiliates
-----------------

Due from former affiliates represented misappropriated assets due from the former general partners and their affiliates in the amount of $1,734,000 at June 30, 1998 and December 31, 1997. No further material recoveries are anticipated.

The Partnership maintains a record of costs incurred in identifying or recovering the misappropriated assets. These amounts are expensed when incurred, and then recorded on the balance sheet as a restoration cost receivable with a corresponding allowance for such receivable deemed uncollectible. These costs are considered due from the former general partners and their affiliates. Interest has been accrued on the misappropriated funds since January 1, 1993, at a rate of 9% per annum and has been included in the restoration cost receivable. The receivable increased from approximately $5,181,000 at December 31, 1997 to $5,497,000 at June 30, 1998, and includes
$3,129,000 of cumulative accrued interest.

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation. Through June 30, 1998, $5,766,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, the Partnership has recognized $1,283,000 as income, which represents its share of the excess recovery. The current General Partner continues to pursue recoveries of the misappropriated funds, however, no further significant recoveries are anticipated.

The restoration costs are allocated among the Partnerships based on each Partnership's respective share of the misappropriation as discussed in Note 9 to the financial statements. The allocation is adjusted periodically to reflect any changes in the entire misappropriation. The Partnership's percentage of the allocation was increased in 1993.

Liabilities
-----------

Accounts payable and accrued expenses at June 30, 1998, in the amount of $17,000, primarily represented the accrual of legal and auditing fees.

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

Cash distributions paid to the Limited Partners and to the General Partner during 1998, of $1,655,000 and $1,012, respectively, have also been made in accordance with the amended Partnership Agreement. The Second Quarter 1998 distribution of $40,000 was paid to the Limited Partners on August 15, 1998.

Results of Operations:
----------------------

The Partnership reported net income for the quarter ended June 30, 1998, in the amount of $25,000 compared to net income for the quarter ended June 30, 1997 of $82,000. Net income for the six months ended June 30, 1998 and 1997 totaled $253,000 and $164,000, respectively.

Revenues
--------

Total revenues were $116,000, and $172,000, for the quarters ended June 30, 1998, and 1997, respectively and were $475,000 and $346,000 for the six months ended June 30, 1998 and 1997, respectively. The increase in income in 1998 is attributable to a gain recognized on the sale of a Denny's property to the tenant in the amount of $239,000, partially offset by a reduction in rental income due to properties which have been sold.

Total revenues, should approximate $400,000 annually or $100,000 quarterly, based on leases currently in place. Future revenues may decrease with tenant defaults and/or sales of Partnership properties. They may also increase with additional rents due from tenants, if those tenants experience sales levels which require the payment of additional rent to the Partnership.

Expenses
--------

For the quarters ended June 30, 1998 and 1997, cash expenses amounted to approximately 60% and 35% of total revenues, respectively. For the six months ended June 30, 1998 and 1997, cash expenses totaled 37% and 35% of total revenues, respectively. Total expenses, including non-cash items, amounted to 79% and 52% of total revenues for the quarters ended June 30, 1998 and 1997, respectively and totaled 47% and 53% of total revenues for the six months ended June 30, 1998 and 1997, respectively. Items negatively impacting expenses during 1998 included disposition fees of $37,500 on the sale of the Denny's property in Sanford, Florida, fees incurred for the appraisal and environmental inspection of the Partnership properties totaling $22,000, and legal fees in relation to the proposed liquidation.

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

Year 2000
---------

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

                          PART II - OTHER INFORMATION

Item 1 - 3.

Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

As outlined in the consent statement to Limited Partners dated April 24, 1998 (the "Consent Statement"), The Provo Group, Inc. ("General Partner") has solicited on behalf of DiVall Income Properties 3 Limited Partnership (the "Partnership"), the consent of the Limited Partners to sell the Partnership's remaining properties and to liquidate the Partnership. Pursuant to the Partnership's Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement"), Limited Partners holding more than 50% of the Partnership's interests ("Units") are required to approve the liquidation. As of May 31, 1998, the last day in which Limited Partners' responses could be counted, the Partnership had received the following votes:

                VOTE                  UNITS      PERCENT OF
                                                   TOTAL
          For                       11,424.84      66.802%

          Against                      533.00       3.116%

          Abstain                      190.00       1.111%

          No Vote Received           4,954.68      28.971%
                                    ---------      ------

          Total:                    17,102.52      100.00%
                                    =========      ======


Reference is made to the definitive Consent Statement filed with the Securities and Exchange Commission on April 27, 1998.

Item 5.

Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

(a)    Listing of Exhibits:

       99.0 Correspondence to the Limited Partners dated August 15, 1998, regarding the Second Quarter 1998 distribution.

(b)    Report on Form 8-K:

       The Registrant filed one report on Form 8-K dated June 5, 1998 during the second quarter of fiscal year 1998.

(c)    27 Financial data Schedule

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


Date: August 14, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:  The Provo Group, Inc., General Partner



By:  __________________________________________________
     Bruce A. Provo, President


Date: August 14, 1998



By:  __________________________________________________
     Kristin J. Atkinson
     Vice President - Finance and Administration


Date: August 14, 1998

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


Date: August 14, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:  The Provo Group, Inc., General Partner



By:  /s/Bruce A. Provo
     ---------------------------------------------
     Bruce A. Provo, President


Date: August 14, 1998



By:  /s/Kristin J. Atkinson
     --------------------------------------------
     Kristin J. Atkinson
     Vice President - Finance and Administration


Date: August 14, 1998