Form 10-Q
period 1998-09-30
DIVALL INCOME PROPERTIES 3 L P
filed 1998-11-12
CIK 858715

                                   FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended     September 30, 1998
                                    --------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from __________________ to ____________________

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

             DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP
                                 BALANCE SHEETS

                    September 30, 1998 and December 31, 1997
                    ----------------------------------------

                                     ASSETS

                                                   (Unaudited)
                                                  September 30,   December 31,
                                                       1998           1997
                                                  --------------  -------------
INVESTMENT PROPERTIES AND EQUIPMENT:(Note 3)
   Land                                             $ 7,604,805    $ 8,330,982
   Buildings                                         13,569,725     14,930,273
   Equipment                                            707,378        707,378
   Accumulated depreciation                          (5,357,746)    (5,472,407)
                                                    -----------    -----------

       Net investment properties and equipment       16,524,162     18,496,226
                                                    -----------    -----------

OTHER ASSETS:
   Cash and cash equivalents                          1,523,762      1,438,534
   Cash restricted for real estate taxes                 13,142         11,251
   Cash held in Indemnification Trust (Note 8)          318,294        304,753
   Rents and other receivables                           59,896        285,163
   Deferred rent receivable                             140,287        182,770
   Prepaid insurance                                      1,961         19,341
   Deferred charges                                      93,471         86,434
   Unsecured notes receivable from lessees               56,751         69,726
                                                    -----------    -----------
       Total other assets                             2,207,564      2,397,972
                                                    -----------    -----------
DUE FROM FORMER AFFILIATES: (Notes 2 and 9)
   Due from former general partner affiliates         1,498,900      1,498,900
   Allowance for uncollectible amounts
      due from former affiliates                     (1,498,900)    (1,498,900)
   Restoration cost receivable                        4,885,224      4,469,873
   Allowance for uncollectible
      restoration receivable                         (4,885,224)    (4,469,873)
                                                    -----------    -----------

       Due from former affiliates, net                        0              0
                                                    -----------    -----------

       Total assets                                 $18,731,726    $20,894,198
                                                    ===========    ===========



        The accompanying notes are an integral part of these statements.

             DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                    September 30, 1998 and December 31, 1997
                    ----------------------------------------

                       LIABILITIES AND PARTNERS' CAPITAL

                                                                    (Unaudited)
                                                                   September 30,   December 31,
                                                                       1998           1997
                                                                  -------------   ------------
LIABILITIES:
   Accounts payable and accrued expenses                           $     47,711   $     69,837
   Due to current General Partner                                           942          2,510
   Security deposits                                                    104,517        153,112
   Unearned rental income                                                90,936        131,263
   Real estate taxes payable                                             60,919         58,355
                                                                   ------------   ------------

          Total liabilities                                             305,025        415,077
                                                                   ------------   ------------

CONTINGENT LIABILITIES: (Note 7)

PARTNERS' CAPITAL: (Notes 1, 4 and 11)
   Current General Partner -
      Cumulative net income                                             117,191        101,904
      Cumulative cash distributions                                     (46,206)       (40,091)
                                                                   ------------   ------------
                                                                         70,985         61,813
                                                                   ------------   ------------
   Limited Partners (46,280.3 interests outstanding)
      Capital contributions, net of offering costs                   39,358,468     39,358,468
      Cumulative net income                                          17,967,745     16,454,337
      Cumulative cash distributions                                 (38,130,268)   (34,555,268)
      Reallocation of former general partners' deficit capital         (840,229)      (840,229)
                                                                   ------------   ------------

                                                                     18,355,716     20,417,308
                                                                   ------------   ------------

               Total partners' capital                               18,426,701     20,479,121
                                                                   ------------   ------------

               Total liabilities and partners' capital             $ 18,731,726   $ 20,894,198
                                                                   ============   ============


        The accompanying notes are an integral part of these statements.

            DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                             STATEMENTS OF INCOME

                                  (Unaudited)
                                  -----------

                                                         Three Months Ended             Nine Months Ended
                                                        ---------------------       -------------------------
                                                            September 30,                 September 30,
                                                            -------------                 -------------
                                                          1998         1997            1998           1997
                                                        --------     --------       ----------     ----------
REVENUES:
  Rental income (Note 5)                                $495,847     $726,956       $1,834,137     $2,192,632
  Interest income on direct financing leases                   0        2,245                0          8,348
  Other interest income                                   32,463       18,211          107,536         55,413
  Recovery of amount previously written off                9,465            0           31,550          2,221
  Other income                                            12,521       44,288           38,134         79,485
  Gain on disposal of assets                                   0        3,772          556,227         76,028
                                                        --------     --------       ----------     ----------
                                                         550,296      795,472        2,567,584      2,414,127
                                                        --------     --------       ----------     ----------

EXPENSES:
  Partnership management fees                             45,231       44,520          135,219        132,612
  Disposition fees                                             0       15,000           66,000         52,166
  Restoration fees                                             0            0                0             89
  Appraisal fees                                           1,500            0           59,825          4,597
  Insurance                                                5,794        6,410           17,380         20,126
  General and administrative                              18,965       16,924           93,667         89,089
  Advisory Board fees and expenses                         3,947        3,628           12,022         10,316
  Environmental Inspections                                    0            0           49,500              0
  Land title surveys                                      67,400            0           67,400              0
  Ground lease payments (Note 3)                          31,372       31,249           95,169         94,117
  Expenses incurred due to default by lessee                 925        4,811            1,259          8,689
  Professional services                                   34,882       25,901          122,664         76,668
  Professional services related to investigation             168        4,283            1,279         31,377
  Depreciation                                           102,384      113,471          310,566        351,972
  Amortization                                             2,313        1,163            6,939          8,023
                                                        --------     --------       ----------     ----------
                                                         314,881      267,360        1,038,889        879,841
                                                        --------     --------       ----------     ----------

NET INCOME                                              $235,415     $528,112       $1,528,695     $1,534,286
                                                        ========     ========       ==========     ==========

NET INCOME - CURRENT GENERAL PARTNER                    $  2,354     $  5,281       $   15,287     $   15,343
NET INCOME - LIMITED PARTNERS                            233,061      522,831        1,513,408      1,518,943
                                                        --------     --------       ----------     ----------

                                                        $235,415     $528,112       $1,528,695     $1,534,286
                                                        ========     ========       ==========     ==========

NET INCOME (LOSS) PER LIMITED PARTNERSHIP
INTEREST, based on 46,280.3 Interests outstanding          $5.04       $11.30           $32.70         $32.82
                                                           =====       ======           ======         ======

       The accompanying notes are an integral part of these statements.

            DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                           STATEMENTS OF CASH FLOWS

                                  (Unaudited)
                                  -----------

                                                                              Nine Months Ended September 30,
                                                                              -------------------------------
                                                                                 1998                1997
                                                                              -----------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                               $ 1,528,695        $ 1,534,286
     Adjustments to reconcile net income to net
       cash provided by operating activities -
          Depreciation and amortization                                           317,505            395,995
          Recovery of amounts previously written off                              (31,550)            (2,221)
          Net (gain) on disposal of assets                                       (556,227)           (76,028)
          Interest applied to Indemnification Trust account                       (13,541)           (11,985)
          (Increase)/Decrease in rents and other receivables                      225,267             (6,627)
          Withdrawals/(Deposits) for payment of real estate taxes                  (1,891)            99,510
          Decrease in prepaids                                                     17,380             20,125
          Decrease in deferred rent receivable                                     42,483              6,072
          (Decrease) in due to current General Partner                             (1,568)           (84,615)
          (Decrease) in accounts payable and other                                (22,126)           (18,128)
          (Decrease) in security deposits                                         (48,595)           (12,475)
          Increase/(Decrease) in real estate taxes payable                          2,564            (81,026)
          (Decrease) in unearned rental income                                    (40,327)           (38,478)
                                                                              -----------        -----------
                    Net cash from operating activities                          1,418,069          1,688,405
                                                                              -----------        -----------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:

     Principal payments received on direct financing leases                        31,551             45,075
     Principal payments received on notes receivable                               12,975             12,344
     Investment in leasing commissions                                            (13,976)            (6,000)
     Proceeds from sale of investment properties                                2,217,724          1,901,601
     Recoveries from former affiliates                                                  0              2,221
                                                                              -----------        -----------
                    Net cash from investing activities                          2,248,274          1,955,241
                                                                              -----------        -----------
CASH FLOWS (USED IN) FINANCING ACTIVITIES:

     Cash distributions to Limited Partners                                    (3,575,000)        (3,525,000)
     Cash distributions to current General Partner                                 (6,115)            (6,137)
                                                                              -----------        -----------
                    Net cash (used in) financing activities                    (3,581,115)        (3,531,137)
                                                                              -----------        -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                          85,228            112,509

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                1,438,534          1,444,326
                                                                              -----------        -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $ 1,523,762        $ 1,556,835
                                                                              ===========        ===========




       The accompanying notes are an integral part of these statements.

             DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS


These unaudited interim financial statements should be read in conjunction with DiVall Insured Income Properties 2 Limited Partnership's (the "Partnership") 1997 annual audited financial statements within Form 10-K.

These unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1998, and the results of operations for the three and nine-month periods ended September 30, 1998, and 1997, and cash flows for the nine-month periods ended September 30, 1998 and 1997. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

The following significant event(s) have occurred subsequent to fiscal year 1997, which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a) (5):

During the First Quarter of 1998, the Partnership sold two Denny's restaurant properties in New Smyrna Beach, Florida and Daytona Beach, Florida for $1,250,000 and $950,000, respectively. The sale of properties took place in January 1998, resulting in a gain, before disposition fees, of $556,000.

1.   ORGANIZATION AND BASIS OF ACCOUNTING:

The Partnership was formed on November 18, 1987, pursuant to the Uniform Limited Partnership Act of the State of Wisconsin. The initial capital which was contributed during 1987, consisted of $300, representing aggregate capital contributions of $200 by the former general partners and $100 by the Initial Limited Partner. The minimum offering requirements were met and escrowed subscription funds were released to the Partnership as of April 7, 1988. On January 23, 1989, the former general partners exercised their option to increase the offering from 25,000 interests to 50,000 interests and to extend the offering period to a date no later than August 22, 1989. On June 30, 1989, the general partners exercised their option to extend the offering period to a date no later than February 22, 1990. The offering closed on February 22, 1990, at which point 46,280.3 interests had been sold, resulting in total offering proceeds, net of underwriting compensation and other offering costs, of $39,358,468.

The Partnership is currently engaged in the business of owning and operating its investment portfolio (the "Properties") of commercial real estate. The Properties are leased on a triple net basis to, and operated by, franchisors or franchisees of national, regional, and local retail chains under long-term leases. The lessees consist primarily of fast-food, family style, and casual/theme restaurants, but also include a video rental store and a child care center. At September 30, 1998, the Partnership owned 30 properties with specialty leasehold improvements in 12 of these properties.

Deferred organization costs are amortized over a 60-month period. Deferred costs on proposed acquisitions are capitalized as a cost of the properties upon acquisition.

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

The Partnership will be dissolved on November 30, 2010, or earlier upon the prior occurrence of any of the following events: (a) the disposition of all properties of the Partnership; (b) the written determination by the General Partner that the Partnership's assets may constitute "plan assets" for purposes of ERISA; (c) the agreement of Limited Partners owning a majority of the outstanding interests to dissolve the Partnership; or (d) the dissolution, bankruptcy, death, withdrawal, or incapacity of the last remaining General Partner, unless an additional General Partner is elected previously by a majority in interest of the Limited Partners.

No provision for Federal income taxes has been made, as any liability for such taxes would be that of the individual partners rather than the Partnership. At December 31, 1997, the tax basis of the Partnership's assets exceeded the amounts reported in the accompanying financial statements by approximately $8,200,000.

2.   REGULATORY INVESTIGATION:

A preliminary investigation during 1992 by the Office of Commissioner of Securities for the State of Wisconsin and the Securities and Exchange Commission (the "Investigation") revealed that during at least the four years ended December 31, 1992, the former general partners of the Partnership, Gary J. DiVall ("DiVall") and Paul E. Magnuson ("Magnuson") had transferred substantial cash assets of the Partnership and two affiliated publicly registered partnerships, DiVall Insured Income Fund Limited Partnership ("DiVall 1") and DiVall Income Properties 3 Limited Partnership ("DiVall 3") (collectively the "Partnerships") to various other entities previously sponsored by or otherwise affiliated with DiVall and Magnuson. The unauthorized transfers were in violation of the respective Partnership Agreements and resulted, in part, from material weaknesses in the internal control system of the Partnerships. The aggregate amount of the misappropriations, related costs, and 9% interest accrued since January 1, 1993, is in excess of $15,800,000, of which approximately $6,384,000 has been attributed to the Partnership and is reflected as due from former affiliates on the balance sheet at September 30, 1998. The 9% interest accrued as of September 30, 1998, amounted to approximately $2,862,000 and is not reflected in the accompanying income statement. As of December 31, 1997, approximately $5,969,000 was reflected as due from former affiliates based on estimated overall misappropriation and related costs of $14,800,000.

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

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation. Through September 30, 1998, $5,766,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, the Partnership has recognized $1,108,000 as income, which represents its share of the excess recovery. The current General Partner continues to pursue recoveries of the misappropriated funds, however, no further significant recoveries are anticipated.

3.   INVESTMENT PROPERTIES:

As of September 30, 1998, the Partnership owned 27 fully constructed fast-food restaurants, a check cashing store, a video store, and a preschool. The properties are comprised of the following: ten (10) Wendy's restaurants, four
(4) Hardee's restaurants, five (5) Denny's restaurants, one (1) Applebee's restaurant, one (1) Popeye's Famous Fried Chicken restaurant, one (1) Red Apple restaurant, one (1) Hooter's restaurant, one (1) Kentucky Fried Chicken restaurant, one (1) Hostettler's restaurant, one (1) Miami Subs restaurant, one
(1) Village Inn restaurant, one (1) Cash-A-Check store, one (1) Blockbuster Video store, and one (1) Sunrise Preschool. The 30 properties are located in a total of thirteen (13) states.

From time to time, the Partnership experiences interruptions in rental receipts due to tenant delinquencies and vacancies. At September 30, 1998, three of the Partnership's properties were unoccupied.

During the Second Quarter of 1998, the tenant of the Red Apple restaurant in Cedar Rapids, Iowa vacated the property and ceased making rental payments. Management is pursuing its legal remedies under the lease terms.

The lease on one of the Partnership's Denny's properties expired on May 31, 1998. At that time the tenant vacated the property, and Management is currently marketing the property for lease to a new Denny's operator.

During the Third Quarter of 1998, the tenant of the Partnership's Hostetler's restaurant vacated the property. The tenant remains liable for all lease terms through December 31, 2002. Management is currently working with the tenant to locate a sub-lease tenant for the property.

The total cost of the investment properties and specialty leasehold improvements includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners.

According to the Partnership Agreement, the former general partners were to commit 80% of the original offering proceeds to investment in properties. Upon full investment of the net proceeds of the offering, approximately 75% of the original proceeds was invested in the Partnership's properties.

The current General Partner receives a fee for managing the Partnership equal to 4% of gross receipts, with a maximum reimbursement for office rent and related office overhead of $25,000 between the three affiliated Partnerships as provided in the Permanent Manager Agreement ("PMA"). Effective March 1, 1998, the minimum management fee and the maximum reimbursement for office rent and overhead increased by 1.6% representing the allowable annual Consumer Price Index adjustment per the PMA. For purposes of computing the 4% overall fee, gross receipts includes amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. TPG has received fees from the Partnership totaling $54,777 to date on the amounts recovered, which has been offset against the 4% minimum fee.

The Partnership owns three (3) restaurants located on parcels of land where it has entered into long-term ground leases. One (1) of these leases is paid by the tenant and two (2) are paid by the Partnership. The leases paid by the Partnership are considered operating leases and the lease payments are expensed in the periods to which they apply. The lease terms require aggregate minimum annual payments of approximately $124,000 and expire in the years ranging from 1998 to 2003.

The tenant operating a Denny's restaurant on Camelback Road in Phoenix, Arizona, has not formally exercised its option to extend its lease which expired on January 30, 1998, but continues to operate the restaurant and pay rent. Management is currently negotiating a possible new lease.

Several of the Partnership's property leases contain purchase option provisions with stated purchase prices in excess of the original cost of the properties. The current General Partner is not aware of any unfavorable purchase options in relation to current book value.

The tenant of the Partnership's Hardee's restaurants exercised their negotiated options to purchase three of their properties during the First Quarter of 1997. These sales resulted in gross proceeds to the Partnership of $1,394,000 with a net gain of $72,000.

Cypress Restaurants, Inc., the tenant of the Denny's restaurants in New Smyrna Beach, Florida and Daytona Beach, Florida, negotiated a purchase contract for their properties in the amount of $1,250,000 and $950,000 respectively, from the Partnership. The Daytona Beach property, however, was found to have environmental contamination from an adjoining property, which impacted their ability to obtain financing. Therefore, the Partnership agreed to finance $550,000 of the $950,000 purchase price for a period of six months, until the environmental issues can be addressed. The sale of the properties took place in January 1998, resulting in a gain of $556,000. The note was repaid in full during the Third Quarter of 1998. The Partnership is not liable for the environmental contamination.

A land easement was granted to the State of Arizona Salt River Project Agricultural Improvement and Power District on a portion of the land at one of the Denny's properties in exchange for a payment to the Partnership of $29,000.

A land easement want granted to the City of Des Moines, on a portion of the Hostetler's property for sanitary sewer improvements in exchange for a payment to the Partnership of $2,100.

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

Additionally, per the amendment of the Partnership Agreement dated May 26, 1993, the total compensation paid to all persons for the sale of the investment properties shall be limited to a competitive real estate commission, not to exceed 6% of the contract price for the sale of the property. The General Partner may receive up to one-half of the competitive real estate commission, not to exceed 3%, provided that the General Partner provides a substantial amount of services in the sales effort. It is further provided that a portion of the amount of such fees payable to the General Partner is subordinated to its success in recovering the funds misappropriated by the former general partners. (See Note 7.)

5.   LEASES:

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

Aggregate minimum lease payments to be received under the leases for the Partnership's properties are as follows:

          Year ending
          December 31,
          1998            $ 2,310,028
          1999              2,304,628
          2000              2,301,296
          2001              2,197,033
          2002              2,134,166
          Thereafter       14,778,980
                          -----------
                          $26,026,131
                          ===========

Ten (10) of the properties are leased to Wensouth Orlando, a franchisee of Wendy's restaurants. Wensouth base rents accounted for 31% of total base rents for 1997.

6.   TRANSACTIONS WITH CURRENT GENERAL PARTNER:

Amounts paid to the current General Partner for the nine-month periods ended September 30, 1998 and 1997 are as follows.

                                              Incurred as of      Incurred as of
Current General Partner                     September 30, 1998  September 30, 1997
-----------------------                     ------------------  ------------------
Management fees                                  $135,219            $132,612
Disposition fees                                   66,000              52,166
Restoration fees                                        0                  89
Overhead allowance                                 10,909              10,775
Reimbursement for out-of-pocket expenses           25,072              13,988
Cash distribution                                   6,115               6,137
                                                 --------            --------
                                                 $243,315            $215,767
                                                 ========            ========

7.    CONTINGENT LIABILITIES:

According to the Partnership Agreement, as amended, the current General Partner may receive a disposition fee not to exceed 3% of the contract price of the sale of investment properties. Fifty percent (50%) of all such disposition fees earned by the current General Partner is to be escrowed until the aggregate amount of recovery of the funds misappropriated from the Partnerships by the former general partners is greater than $4,500,000. Upon reaching such recovery level, full disposition fees will thereafter be payable and fifty percent (50%) of the previously escrowed amounts will be paid to the current General Partner. At such time as the recovery exceeds $6,000,000 in the aggregate, the remaining escrowed disposition fees shall be paid to the current General Partner. If such levels of recovery are not achieved, the current General Partner will contribute the amounts escrowed towards the recovery. In lieu of an escrow, 50% of all such disposition fees have been paid directly to the restoration account and then distributed among the three Partnerships. Fifty percent (50%) of the total amount paid to the recovery was refunded to the current General Partner during March 1996 after surpassing the recovery level of $4,500,000. The remaining amount allocated to the Partnership may be owed to the current General Partner if the $6,000,000 recovery level is met. As of September 30, 1998, the Partnership may owe the current General Partner $16,296, which is currently reflected as a recovery, if the $6,000,000 recovery level is achieved, which is considered unlikely.

8.  PMA INDEMNIFICATION TRUST:

The Permanent Manager Agreement ("PMA") provides that the Permanent Manager will be indemnified from any claims or expenses arising out of or relating to the Permanent Manager serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by the Permanent Manager. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership's creditors. An Indemnification Trust ("Trust") serving such purposes has been established at United Missouri Bank, N.A. The Trust has been fully funded with Partnership assets as of September 30, 1998. Funds are invested in U.S. Treasury securities. In addition, $68,294 of earnings have been credited to the Trust as of September 30, 1998. The rights of the Permanent Manager to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by the Permanent Manager of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against the Permanent Manager and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that the

Permanent Manager shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

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

Recoveries realized by the Partnerships are being distributed to each respective partnership on the same basis as the restoration costs are currently being allocated. As of September 30, 1998, the Partnerships recovered a total of approximately $5,726,000 from the former general partners and their affiliates. Of this amount, the Partnership received its pro-rata share in the amount of $2,315,000. Additionally, $40,347, representing 50% of all previously escrowed disposition fees earned by the General Partner have been paid to the recovery. Of that amount, $16,296 was allocated to the Partnership and is contingently payable to the General Partner upon achievement of the final recovery level as described in Note 7.

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

12.  SUBSEQUENT EVENTS:

On November 15, 1998, the Partnership made distributions to the Limited Partners for the Third Quarter of 1998 of $1,010,000 amounting to approximately $21.82 per limited partnership interest.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources:

Investment Properties and Net Investment in Direct Financing Leases

The investment properties, including equipment held by the Partnership at September 30, 1998, were originally purchased at a price, including acquisition costs, of approximately $24,747,000.

The tenant of the Country Kitchen restaurant in Cedar Rapids, Iowa vacated the property during 1995 and ceased paying rent. Management entered into a lease agreement for the property beginning on January 1, 1998 for a Red Apple Restaurant. Red Apple Restaurant vacated the property on May 24, 1998 without notification to Management. Management is currently pursuing any and all remedies available to the Partnership under Iowa law.

During the Third Quarter of 1998, the tenant of the Partnership's Hostetler's restaurant vacated the property. The tenant remains liable for all lease terms through December 31, 2002. Management is currently working with the tenant to locate a sub-lease tenant for the property.

The lease on one of the Partnership's Denny's properties expired May 31, 1998. At that time, the tenant vacated the property, and management is currently marketing the property for lease to a new Denny's operator.

The tenant of the Partnership's Hardee's restaurants exercised their negotiated option to purchase three (3) of their properties during the First Quarter of 1997, resulting in a net gain of approximately $72,000.

Cypress Restaurants, Inc., the tenant of the Denny's restaurants in New Smyrna Beach, Florida and Daytona Beach, Florida, negotiated a purchase contract for their properties in the amount of $1,250,000 and $950,000 respectively, from the Partnership. The Daytona Beach property, however, was found to have environmental contamination from an adjoining property, which impacted their ability to obtain financing. Therefore, the Partnership agreed to finance $550,000 of the $950,000 purchase price for a period of six months, until the environmental issues can be addressed. The sale of the properties took place in January 1998, resulting in a gain of $556,000. The note was repaid in full during the Third Quarter of 1998. The Partnership is not liable for the environmental contamination.

A land easement was granted to the State of Arizona Salt River Project Agricultural Improvement and Power District on a portion of the land at one of the Denny's properties in exchange for a payment to the Partnership of $29,000.

Other Assets

Cash and cash equivalents, including cash restricted for real estate taxes was approximately $1,537,000 at September 30, 1998, compared to $1,450,000 at December 31, 1997. The Partnership designated cash of $1,010,000 to fund the Third Quarter 1998 distributions to Limited Partners, $275,000 for the payment of accounts payable and accrued expenses, and the remainder represents reserves deemed necessary to allow the Partnership to operate normally. Cash generated through the operations of the Partnership's investment properties and sales of investment properties will provide the sources for future fund liquidity and Limited Partner distributions.

The Partnership established an Indemnification Trust (the "Trust") during the Fourth Quarter of 1993, deposited $100,000 in the Trust during 1993 and completed funding of the Trust with $150,000 during 1994. The provision to establish the Trust was included in the Permanent Manager Agreement for the indemnification of TPG, in the absence of fraud or gross negligence, from any claims or liabilities that may arise from TPG acting as Permanent Manager. The Trust is owned by the Partnership. For additional information regarding the Trust refer to Note 8 to the financial statements.

Due From Former Affiliates and Allowance for Uncollectible Amounts Due From Former Affiliates

Due from former affiliates represented misappropriated assets due from the former general partners and their affiliates in the amount of $1,499,000 at September 30, 1998. It is not expected that any further material recoveries will be received.

The Partnership maintains a record of costs incurred in identifying or recovering the misappropriated assets. These amounts are expensed when incurred, and then, recorded on the balance sheet as a restoration cost receivable with a corresponding allowance for such receivable deemed uncollectible. These costs are considered due from the former general partners and their affiliates. Interest has been accrued on the misappropriated funds since January 1, 1993, at a rate of 9% per annum and has been included in the restoration cost receivable. The receivable increased from approximately $4,470,000 at December 31, 1997, to $4,885,000 at September 30, 1998, and includes $2,862,000 of cumulative accrued interest.

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation. Through September 30, 1998, $5,766,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, the Partnership has recognized $1,108,000 as income, which represents its share of the excess recovery. The current General Partner continues to pursue recoveries of the misappropriated funds, however no further significant recoveries are anticipated.

The restoration costs are allocated among the Partnerships based on each Partnership's respective share of the misappropriation as discussed in Note 9 of the financial statements. The allocation is adjusted periodically to reflect any changes in the entire misappropriation. The Partnership's percentage of the allocation was reduced in 1993.

Liabilities

Accounts payable and accrued expenses at September 30, 1998, in the amount of $48,000, primarily represented the accrual of legal and auditing fees.

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

Cash distributions paid to the Limited Partners and to the General Partner during 1998 of $3,575,000 and $6,115 respectively, have also been in accordance with the amended Partnership Agreement. The Third Quarter 1998 distribution of $1,010,000 was paid to the Limited Partners on November 15, 1998.

Results of Operations:

The Partnership reported net income for the quarter ended September 30, 1998, in the amount of $235,000 compared to net income for the quarter ended September 30, 1997, of $528,000. For the nine months ended September 30, 1998 and 1997, net income totaled $1,529,000 and $1,534,000, respectively.

Revenues

Total revenues were $550,000 and $795,000, for the quarters ended September 30, 1998 and 1997, respectively, and were $2,568,000 and $2,414,000 for the nine months ended September 30, 1998 and 1997, respectively. The 1998 revenue included a gain of $556,000 on the sale of two Denny's properties to the tenant. During 1997, a net gain of $72,000 was recorded on the sale of three Hardee's properties to the tenant. The 1998 revenue does not include an accrual for percentage rents due to a change in accounting regulations. The percentage rent accrual at September 30, 1997 totaled $158,000. Interest income increased significantly during 1998 due to higher cash balances held as a result of proceeds from property sales.

Total revenues should approximate $3,000,000 annually based on leases currently in place. Future revenues may decrease with tenant defaults and/or sales of Partnership Properties. They may also increase with additional rents due from tenants, if those tenants experience sales levels which require the payment of additional rent to the Partnership.

Expenses

For the quarters ended September 30, 1998 and 1997, cash expenses amounted to approximately 38% and 19%, of total revenues, respectively. For the nine months ended September 30, 1998 and 1997, cash expenses totaled 28% and 22%, respectively. Total expenses, including non-cash items, amounted to approximately 57% and 34%, of total revenues for the quarters ended September 30, 1998 and 1997, respectively and totaled 40% and 36% for the nine months ended September 30, 1998 and 1997, respectively.

Disposition fees were recorded during 1998 as a result of the sale of two Denny's properties. Fees incurred during 1997 were a result of the sale of three Hardee's properties. Appraisal fees totaling $58,000, land survey fees of $67,000, and environmental inspections of $50,000 were incurred during 1998 for the Partnership's properties in connection with the valuation and possible liquidation of the Partnership's assets.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Partnership is pursuing collection actions against former tenants of the Partnership and/or guarantors of former tenants of the Partnership arising from defaults on their leases. Although the Partnership believes its claims are valid, it is currently unknown whether the Partnerships will receive favorable verdicts or whether any such verdicts will ultimately prove collectible.

Items 2-5.

Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)    Listing of Exhibits:

       99.0 Correspondence to the Limited Partners dated November 15, 1998, regarding the Third Quarter 1998 distribution.

(b)  Reports on Form 8-K:

     The Registrant filed no reports on Form 8-K during the third quarter of fiscal year 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP


By:    The Provo Group, Inc., General Partner



By:
       --------------------------------------------
       Bruce A. Provo, President


Date:  November 14, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:    The Provo Group, Inc., General Partner



By:
       --------------------------------------------
       Bruce A. Provo, President


Date:  November 14, 1998



By:
       --------------------------------------------
       Kristin J. Atkinson
       Vice President - Finance and Administration

Date: November 14, 1998

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP


By:    The Provo Group, Inc., General Partner



By:    /s/Bruce A. Provo
       --------------------------------------------
       Bruce A. Provo, President


Date:  November 14, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:    The Provo Group, Inc., General Partner



By:    /s/Bruce A. Provo
       --------------------------------------------
       Bruce A. Provo, President


Date:  November 14, 1998



By:    /s/Kristin J. Atkinson
       -------------------------------------------
       Kristin J. Atkinson
       Vice President - Finance and Administration


Date:  November 14, 1998