Form 10-K405
period 1998-12-31
DIVALL INCOME PROPERTIES 3 L P
filed 1999-03-29
CIK 858715

                                    FORM 10-K
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended     December  31, 1998
                                       ------------------
                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from____________________to_______________

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

                   Index to Exhibits located on page: 30 - 31
                                                      -------
                                     PART I

Item 1.  Business

Background

The Registrant, DiVall Income Properties 3 Limited Partnership (the "Partnership"), is a limited partnership organized under the Wisconsin Uniform Limited Partnership Act pursuant to an Agreement of Limited Partnership dated as of December 12, 1989, and amended as of December 18, 1989, February 19, 1990, April 9, 1990, February 8, 1993, May 26, 1993, June 1, 1993, and June 30, 1994
(collectively the "Partnership Agreement"). As of December 31, 1998, the Partnership consisted of one General Partner and 1,092 Limited Partners owning an aggregate of 17,102.52 Limited Partnership D-Interests (the "D-Interests") acquired at a public offering price of $1,000 per Interest before volume discounts. The Interests were sold pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933 dated April 23, 1990. On April 23, 1992, the Partnership closed the offering at 17,102.52 D- Interests ($17,102,520), providing net proceeds to the Partnership after volume discounts and offering costs of $14,408,872.

The Partnership is currently engaged in the business of owning and operating its investment portfolio (the "Properties") of commercial real estate. The Properties are leased on a triple net basis to, and operated by, franchisors or franchisees of national, regional and local retail chains under long-term leases. The lessees consist of fast-food, family style, and casual/theme restaurants. At December 31, 1998, the Partnership owned five (5) Properties and specialty leasehold improvements for use in all five (5) of the Properties, as more fully described in Item 2. During the Second Quarter of 1998, the General Partner received the written consent of a majority of the Limited Partners to liquidate the Partnership's assets and dissolve the Partnership. Management is currently seeking a purchaser for the Partnership's Properties within the parameters of this consent. However, management expects to continue normal operations for the Partnership for the foreseeable future.

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

The Permanent Manager Agreement

The PMA was entered into on February 8, 1993, between the Partnership, DiVall 1 (which was dissolved in December 1998), DiVall 2, the now former general partners DiVall and Magnuson, their controlled affiliates, and TPG, naming TPG as the Permanent Manager. The PMA contains provisions allowing the Permanent Manager to submit the PMA, the issue of electing the Permanent Manager as General Partner, and the issue of acceptance of the resignations of the former general partners to a vote of the Limited Partners through a solicitation of written consents.

TPG, as the new General Partner, has been operating and managing the affairs of the Partnership in accordance with the provisions of the PMA and the Partnership Agreement.

Advisory Board

The concept of the Advisory Board was first introduced by TPG during the solicitation of written consents for the Partnerships, and is the only type of oversight body known to exist for similar partnerships at this time. The first Advisory Board was appointed in October 1993, and held its first meeting in November 1993. The three person Advisory Board is empowered to, among other functions, review operational policies and practices, review extraordinary transactions, and advise and serve as an audit committee to the Partnership and the General Partner. The Advisory Board does not have the authority to direct management decisions or policies of the Partnership or remove the General Partner. The powers of the Advisory Board are advisory only. The Advisory Board has full and free access to the Partnership's books and records, and individual Advisory Board members have the right to communicate directly with the Limited Partners concerning Partnership business. Members of the Advisory Board are compensated $3,000 annually and $1,200 for each quarterly meeting attended.

The Advisory Board currently consists of a broker dealer representative, Steven Carson; and a Limited Partner from each of the two remaining Partnerships:
Richard Otte from DiVall 2 and Albert Gerritz from the Partnership. For a brief description of each Advisory Board member, refer to Item 10, Directors and Executive Officers of the Registrant.

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

The Partnership owned the following Properties (including specialty leasehold improvements) as of December 31, 1998:



                                                                                           Lease
Acquisi-      Property Name                                Purchase         Rental Per     Expiration     Renewal
tion Date     & Address               Lessee               Price (1)        Annum          Date           Options
---------     ---------               ------               ---------        -----          ----           -------
08/14/90      Hardee's                Hardee's Food       1,648,569(2)     92,000        01/31/2010        None
              2450 E Layton Ave       Systems, Inc.
              St Francis, WI
09/11/90      Applebee's              B.T. Woodlipp,      1,297,990(2)    116,040        11/30/2009        None
              2101 Greentree Rd       Inc.
              Pittsburgh, PA




                                                                                            Lease
Acquisi-      Property Name                                 Purchase         Rental Per     Expiration     Renewal
tion Date     & Address                Lessee               Price (1)        Annum          Date           Options
---------     ---------                ------               ---------        -----          ----           -------
02/05/91      Hardee's                 Hardee's Food        1,929,472(2)       88,000     05/31/2010          None
              9505 S 13th St           Systems, Inc.
              Oak Creek, WI
07/01/91      Denny's                  DenAmerica, Inc.       424,187(2)       35,880     06/30/2011          None
              9060 Arapahoe Rd
              Englewood, CO
04/28/92      Denny's                  DenAmerica, Inc.       791,159(2)       77,460     05/31/2012           (3)
                                                              ----------       ------
              4375 Sinton Rd
              Colorado Springs, CO

                                                           $6,091,377       $409,380
                                                           ==========       ========


Footnotes.

(1) Purchase price includes all costs incurred to acquire the property.
(2) Purchase price includes cost of specialty leasehold improvements.
(3) Renewal options available.


In connection with the proposed liquidation of the Partnership, appraisals were received on all of the Partnership's Properties. The two Hardee's were written down to their estimated net realizable values based on the appraisals received. The write-downs approximated $400,000.

During 1997, the Partnership sold its Hardee's property in Wahoo, Nebraska for approximately $405,000, resulting in a gain, before disposition fees, of approximately $8,000.

During January 1998, the Partnership sold its Denny's property in Sanford, Florida to the tenant for $1,250,000, resulting in a gain, before disposition fees, of approximately $240,000.

Item 3.  Legal Proceedings

None.

Item 4.  Submission of  Matters to a Vote of Security Holders

None.
                                     PART II

Item 5. Market Price and Dividends on Registrant's Common Equity and Related Stockholder Matters

(a) Although some Interests have been traded, there is no active public market for the Interests and it is not anticipated that an active public market for the Interests will develop.

(b) As of December 31, 1998, there were 1,092 record holders of Interests in the Partnership.

(c) The Partnership does not pay dividends. However, the Partnership Agreement provides for distributable net cash receipts of the Partnership to be distributed on a quarterly or monthly basis, 99% to the Limited Partners and 1% to the General Partner, subject to the limitations on distributions to the General Partner described in the Partnership Agreement. During 1998 and 1997, $1,745,000 and $1,650,000, respectively, were distributed in the aggregate to the Limited Partners. In 1998 and 1997, the General Partner received aggregate distributions of $1,325 and $2,418, respectively.


Item 6.  Selected Financial Data


                 DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP
                        (a Wisconsin limited partnership)

                  December 31, 1998, 1997, 1996, 1995, and 1994
                  (not covered by Independent Auditors' Report)


----------------------------------------------------------------------------------------------------
                                1998            1997           1996           1995           1994
----------------------------------------------------------------------------------------------------
Total Revenue               $   698,995     $   939,210    $ 1,812,164    $   951,189    $ 1,079,845
----------------------------------------------------------------------------------------------------
Net Income
(Loss)                          (68,993)        604,505        697,472         20,425        385,971
----------------------------------------------------------------------------------------------------
Net Income
(Loss) per
Limited Partner
Interest                          (3.99)          34.99          40.37           1.18          22.34
----------------------------------------------------------------------------------------------------
Total Assets                  3,685,808       5,543,931      6,720,437      8,001,587      8,723,385
----------------------------------------------------------------------------------------------------
Total Partners'
Capital                       3,622,874       5,438,132      6,486,045      7,441,362      8,155,826
----------------------------------------------------------------------------------------------------
Cash
Distributions
per Limited
Partnership
Interest                         102.03           96.48          96.48          42.98         123.24
----------------------------------------------------------------------------------------------------

(a) The above selected financial data should be read in conjunction with the financial statements and the related notes appearing elsewhere in this annual report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources:

Investment Properties and Net Investment in Direct Financing Leases

The Properties, including equipment held by the Partnership at December 31, 1998, were originally purchased at a price, including acquisition costs, of approximately $6,091,000.

During 1997, the Partnership sold its Hardee's property in Wahoo, Nebraska for approximately $405,000, resulting in a gain, before disposition fees, of approximately $8,000.

During 1998, the Partnership sold its Denny's property in Sanford, Florida, to the tenant for $1,250,000, resulting in a gain before disposition fees of approximately $240,000.

Other Assets

Cash and cash equivalents held by the Partnership, were $231,000 at December 31, 1998, compared to $595,000 at December 31, 1997. The Partnership designated cash of $60,000 to fund the Fourth Quarter 1998 distributions to Limited Partners paid in February 1999; $46,000 for the payment of year-end accounts payable and accrued expenses; and the remainder represents reserves deemed necessary to allow the Partnership to operate normally. The decrease is primarily due to recoveries received during the Fourth Quarter of 1997, which was distributed during the First Quarter of 1998. Cash generated through the operations of the Partnership's Properties, and sales of Properties will provide the sources for future fund liquidity and Limited Partner distributions.

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

Liabilities

Accounts payable and accrued expenses at December 31, 1998, in the amount of $19,000, primarily represented accruals of legal and auditing fees.

Security deposits decreased from $37,000 at December 31, 1997, to $17,000 at December 31, 1998, due to the application of the security deposit on the Denny's property in Florida to the purchase price of the property.

Partners' Capital

Net income for the year was allocated between the General Partner and the Limited Partners, 1% and 99%, respectively, as provided in the Partnership Agreement as discussed more fully in Note 4 of the financial statements included in Item 8 of this report. The former general partners' capital account balance was reallocated to the Limited Partners at December 31, 1993. Refer to Note 9 to the financial statements included in Item 8 of this report for additional information regarding the reallocation.

Cash distributions paid to the Limited Partners and to the General Partner during 1998, of $1,745,000 and $1,325, respectively, have also been made in accordance with the Partnership Agreement. The Fourth Quarter 1998 distribution of $60,000 was paid to the Limited Partners on February 15, 1999.

Results of Operations:

The Partnership reported a net loss for the year ended December 31, 1998, in the amount of $69,000 compared to net income for the years ended December 31, 1997 and 1996 of $605,000 and $697,000. Results for all three years were different than would be expected from "normal" operations, primarily because of costs associated with misappropriation of assets by the former general partners and their affiliates, non-cash write-offs of uncollectible rent and equipment lease losses, the write-down of Properties to their net realizable values, and property valuation costs. In addition, 1996 and 1997 results were impacted by the reversal of a portion of the former general partner receivable write-off, and 1998 was impacted by a gain on the sale of the Florida Denny's Property.

Revenues

Total revenues were $699,000, $939,000, and $1,812,000, for the years ended December 31, 1998, 1997, and 1996, respectively. Revenue in 1996 included a $1,000,000 reversal of a prior year write-off of the former general partner receivable due to recoveries received in excess of original estimates. The 1997 reversal amounted to $283,000. 1998 revenue included a $239,000 gain on the sale of the Florida Denny's Property. Overall, revenues have decreased due to the sale of Properties, leaving fewer revenue-generating Properties in the Partnership's portfolio.

Total revenues should approximate $400,000 annually, based on leases currently in place. Future revenues may decrease with tenant defaults and/or sales of Properties. They may also increase with additional rents due from tenants, if those tenants experience sales levels which require the payment of additional rent to the Partnership.

Expenses

For the years ended December 31, 1998, 1997, and 1996, cash expenses amounted to approximately 40%, 24%, and 48% of total revenues, respectively. Total expenses, including non-cash items, amounted to 110%, 36%, and 62% of total revenues for the years ended December 31, 1998, 1997, and 1996, respectively. Items negatively impacting expenses during the last three years are expenses incurred in relation to the misappropriation of assets by the former general partners and their affiliates, write-offs of uncollectible rent, losses on equipment leases, and Property write-downs. In addition, during 1998 the Partnership incurred legal fees, appraisal costs, and fees for environmental inspections and land title surveys in connection with the proposed liquidation of the Partnership.

The losses, write-offs, Property write-downs, and depreciation are non-cash items and do not affect current operating cash flow of the Partnership or distributions to the Limited Partners.

Inflation:

Inflation has a minimal effect on operating earnings and related cash flows from a portfolio of triple net leases. By their nature, such leases actually fix revenues and are not impacted by rising costs of maintenance, insurance, or real estate taxes. Although the Partnership's leases have percentage rent clauses, percentage rents represented only 3% of total rental income for 1998. If inflation causes operating margins to deteriorate for lessees, if expenses grow faster than revenues, then, inflation may well negatively impact the portfolio through tenant defaults.

It would be misleading to associate inflation with asset appreciation for real estate, in general, and the Partnership's portfolio, specifically. Due to the "triple net" nature of the property leases, asset values generally move inversely with interest rates.

Year 2000:

The Partnership's operations are not dependent on date sensitive software. The Partnership is not aware of any Year 2000 problems with its current software. Accounting and Partnership records software are owned and operated by third parties who provide services to the Partnership under contract and the costs to make these systems Year 2000 compliant will be borne by the third parties. The Partnership is currently in the process of evaluating Year 2000 issues with these third party providers. The Partnership believes, however, that even if any Year 2000 problems are not corrected on schedule, the cost and disruption to operations of the Partnership are expected to be minimal.

Tenants are responsible for the operation of any equipment located at the Partnership's Properties. While the Partnership is not fully aware of the compliance attainment efforts of its tenants, tenant preparedness for the Year 2000 should have minimal impact on the Partnership and are not expected to be material to the Partnership's operations, financial condition or liquidity. The Partnership does plan to evaluate the preparedness of its tenants.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

None.

Item 8.  Financial Statements and Supplementary Data

                 DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                        (a Wisconsin limited partnership)

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                        Page

Report of Independent Public Accountants ..........................    11

Balance Sheets, December 31, 1998 and 1997.........................    12 - 13

Statements of Income for the Years
Ended December 31, 1998, 1997, and 1996 ...........................    14

Statement of Partners' Capital for the
Years Ended December 31, 1998, 1997,
and 1996 ..........................................................    15

Statements of Cash Flows for the Years
Ended December 31, 1998, 1997, and 1996 ...........................    16 - 17

Notes to Financial Statements .....................................    18 - 25


Schedule III--Real Estate and Accumulated
Depreciation ......................................................    32

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the Partners of
Divall Insured Properties 3 Limited Partnership:

We have audited the accompanying balance sheets of Divall Income Properties 3 Limited Partnership(the Partnership), as of December 31, 1998 and 1997, and the related statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Divall Income Properties 3 Limited Partnership, as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

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




Chicago, Illinois
February 18, 1999

                 DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                           December 31, 1998 and 1997


                                     ASSETS


                                                     December 31,   December 31,
                                                         1998           1997
INVESTMENT PROPERTIES:  (Note 3)
      Land                                           $ 1,553,680     $ 2,030,982
      Buildings and improvements                       2,249,959       3,309,464
      Accumulated depreciation                          (713,396)       (761,861)
                                                     -----------     -----------
           Net investment properties                   3,090,243       4,578,585
                                                     -----------     -----------
OTHER ASSETS:
      Cash and cash equivalents                          230,807         595,420
      Cash held in indemnification trust (Note 8)        306,386         290,662
      Rents and other receivables                         14,463          23,062
      Deferred rent receivable                            20,778          31,029
      Deferred fees                                       19,738          21,524
      Prepaid assets                                       3,393           3,649
                                                     -----------     -----------

           Total other assets                            595,565         965,346
                                                     -----------     -----------

      Total assets                                   $ 3,685,808     $ 5,543,931
                                                     ===========     ===========





        The accompanying notes are an integral part of these statements.

                 DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                           December 31, 1998 and 1997


                        LIABILITIES AND PARTNERS' CAPITAL

                                                                        December 31       December 31,
                                                                           1998             1997
LIABILITIES:
      Accounts payable and accrued expenses                            $     18,816     $     25,331
      Due to current General Partner                                            229            1,395
      Security deposits                                                      16,635           36,819
      Unearned rental income                                                 27,254           42,254
                                                                       ------------     ------------
           Total liabilities                                                 62,934          105,799
                                                                       ------------     ------------
CONTINGENT LIABILITIES: (Note 7)

PARTNERS' CAPITAL: (Notes 1, 4 and 9)
      Current General Partner -
           Cumulative net income                                             14,756           15,445
           Cumulative cash distributions                                     (7,965)          (6,640)
                                                                       ------------     ------------

                                                                              6,791            8,805
                                                                       ------------     ------------
      Limited Partners (17,102.52 interests outstanding)
           Capital contributions, net of offering costs                  14,408,872       14,408,872
           Cumulative net loss                                             (294,314)        (226,070)
           Cumulative cash distributions                                (10,232,984)      (8,487,984)
           Reallocation of former general partners' deficit capital        (265,491)        (265,491)
                                                                       ------------     ------------
                                                                          3,616,083        5,429,327
                                                                       ------------     ------------
                Total partners' capital                                   3,622,874        5,438,132
                                                                       ------------     ------------
                Total liabilities and partners' capital                $  3,685,808     $  5,543,931
                                                                       ============     ============





        The accompanying notes are an integral part of these statements.

                 DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME

              For the Years Ended December 31, 1998, 1997, and 1996




                                                               1998           1997          1996
                                                            ----------     ----------    ----------
REVENUES:
     Rental income (Note 5)                                 $  420,630     $  597,697    $  674,703
     Interest income on direct financing leases                      0          1,708        85,204
     Interest income                                            39,573         31,435        51,243
     Other income                                                   94         17,714         1,217
     Gain on sale of assets                                    238,698          7,585             0
     Recovery of amounts previously written off (Note 2)             0        283,071       999,797
                                                            ----------     ----------    ----------
                                                               698,995        939,210     1,812,164
                                                            ----------     ----------    ----------
EXPENSES:

     Management fees (Note 6)                                   64,690         52,177        86,826
     Disposition fees (Note 6)                                  37,500         12,150             0
     Restoration fees (Note 6)                                       0         11,323        63,163
     Insurance                                                   4,328          4,925         5,112
     General and administrative                                 40,219         39,119        43,875
     Advisory Board fees and expenses                           17,850         14,752        16,332
     Appraisals                                                 13,776              0             0
     Environmental inspections                                   8,250              0             0
     Land title surveys                                         11,950              0             0
     Professional services                                      81,622         49,768        53,761
     Professional services related to Investigation              1,480         37,754       609,079
     Depreciation                                               84,103        110,951       117,318
     Amortization                                                1,786          1,786             0
     Loss on equipment leases                                        0              0       115,726
    Write-down of properties to net realizable value
     (Note 3)                                                  400,374              0         3,500
                                                            ----------     ----------    ----------

                                                               767,928        334,705     1,114,692
                                                            ----------     ----------    ----------
NET INCOME (LOSS)                                           $  (68,933)    $  604,505    $  697,472
                                                            ==========     ==========    ==========
NET INCOME (LOSS) - CURRENT GENERAL                         $     (689)    $    6,045    $    6,975
PARTNER
NET INCOME (LOSS)  - LIMITED PARTNERS                          (68,244)       598,460       690,497
                                                            ----------     ----------    ----------

                                                            $  (68,933)    $  604,505    $  697,472
                                                            ----------     ==========    ==========
NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP INTEREST, based on 17,102.52
  interests outstanding                                     $    (3.99)    $    34.99    $    40.37
                                                            ==========     ==========    ==========




        The accompanying notes are an integral part of these statements.

                 DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                         STATEMENTS OF PARTNERS' CAPITAL

              For the years ended December 31, 1998, 1997 and 1996



                                   Current General Partner                                  Limited Partners
                             ---------------------------------   -------------------------------------------------------------------

                                                                     Capital
                             Cumulative   Cumulative             Contributions,   Cumulative   Cumulative
                             Net Income     Cash                     Net of       Net Income      Cash
                               (Loss)   Distributions   Total    Offering Costs     (Loss)     Distributions  Reallocation   Total
BALANCE AT DECEMBER 31, 1995  $ 2,425    $(1,433)  $       992    $14,408,872   $(1,515,027)  $ (5,187,984)  $(265,491)  $7,440,370
Cash Distributions
   ($96.48 per limited
     partnership interest
     outstanding)                         (2,789)       (2,789)                                 (1,650,000)              (1,650,000)

Net Income                      6,975                    6,975                      690,497                                 690,497
                              -------    -------   -----------    -----------   -----------   ------------   ---------   ----------
BALANCE AT DECEMBER 31, 1996  $ 9,400    $(4,222)  $     5,178    $14,408,872   $  (824,530)  $ (6,837,984)  $(265,491)  $6,480,867

  Cash Distributions
    ($96.48 per
     limited partnership
     interest outstanding)                (2,418)       (2,418)                                 (1,650,000)              (1,650,000)

  Net Income                    6,045                    6,045                      598,460                                 598,460
                              -------    -------   -----------    -----------   -----------   ------------   ---------   ----------
BALANCE AT DECEMBER 31, 1997  $15,445    $(6,640)  $     8,805    $14,408,872   $  (226,070)  $ (8,487,984)  $(265,491)  $5,429,327
  Cash Distributions
    ($102.03 per
     limited partnership
     interest outstanding)                (1,325)       (1,325)                                 (1,745,000)              (1,745,000)

  Net Loss                       (689)                    (689)                     (68,244)                                (68,244)

                              -------    -------   -----------    -----------   -----------   ------------   ---------   ----------

BALANCE AT DECEMBER 31, 1998  $14,756    $(7,965)  $     6,791    $14,408,872   $  (294,314)  $(10,232,984)  $(265,491)  $3,616,083
                              =======    =======   ===========    ===========   ===========   ============   =========   ==========


        The accompanying notes are an integral part of these statements.

                 DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

              For the Years Ended December 31, 1998, 1997, and 1996



                                                                                   1998            1997            1996
                                                                                -----------     -----------     -----------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
     Net income (loss)                                                          $   (68,933)    $   604,505     $   697,472
     Adjustments to reconcile net income (loss) to net cash
             from (used in) operating activities -
          Depreciation and amortization                                              85,889         112,737         117,318
          Write-down of properties to net realizable value                          400,374               0           3,500
          Net gain on disposition                                                  (238,698)         (7,585)              0
          Recovery of amounts previously written off                                      0        (283,071)       (999,797)
          Loss on equipment leases                                                        0               0         115,726
          Interest applied to Indemnification Trust Account                         (15,724)        (14,414)        (13,523)
          (Increase)/Decrease in rents, other receivables and prepaid assets          8,855           4,667            (729)
          Decrease in deferred rent receivable                                       10,251          10,079           1,796
          Deposits (received) applied for real estate taxes                               0          81,447         (38,648)
          (Decrease) in accounts payable and accrued expenses                        (6,515)         (4,949)       (221,668)
          Increase/(Decrease) in due to General Partner                              (1,166)        (47,932)         26,017
          (Decrease) in security deposits                                           (20,184)        (10,160)        (10,614)
          Increase/(Decrease) in real estate taxes payable                                0         (81,217)         78,033
          Increase/(Decrease) in unearned rental income                             (15,000)         15,665          26,589
                                                                                -----------     -----------     -----------

               Net cash provided from (used in) operating activities                139,149         379,772        (218,528)
                                                                                -----------     -----------     -----------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
     Principal payments received on direct financing leases                               0          25,017         753,954
     Deposit to Indemnification Trust Account                                             0               0         (20,000)
     Recoveries from former G.P. affiliates                                               0         283,071       2,066,936
     Proceeds from sale of land and buildings                                     1,242,563         404,850          36,176
     Principal receipts from note                                                         0               0          79,001
                                                                                -----------     -----------     -----------

               Net cash provided from investing activities                        1,242,563         712,938       2,916,067
                                                                                -----------     -----------     -----------


CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
     Payments of amounts due to affiliated partnerships                                   0               0        (201,912)
     Cash distributions to General Partner                                           (1,325)         (2,418)         (2,789)
     Cash distributions to Limited Partners                                      (1,745,000)     (1,650,000)     (1,650,000)
                                                                                -----------     -----------     -----------

               Net cash (used in) financing activities                           (1,746,325)     (1,652,418)     (1,854,701)
                                                                                -----------     -----------     -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               (364,613)       (559,708)        842,838
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                      595,420       1,155,128         312,290
                                                                                -----------     -----------     -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                        $   230,807     $   595,420     $ 1,155,128
                                                                                ===========     ===========     ===========



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

                        DECEMBER 31, 1998, 1997, AND 1996

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

The Partnership is currently engaged in the business of owning and operating its investment portfolio (the "Properties") of commercial real estate. The Properties are leased on a triple net basis to, and operated by, franchisors or franchisees of national, regional and local retail chains under long-term leases. The lessees consist of fast-food, family style, and casual/theme restaurants. At December 31, 1998, the Partnership owned five (5) properties and specialty leasehold improvements for use in all five (5) of the Properties.

Rental revenue from investment properties is recognized on the straight-line basis over the life of the respective lease. Revenue from direct financing leases is recognized at level rates of return over the term of the lease.
Percentage rents are accrued throughout the year based on the tenant's actual reported year-to-date sales along with Management's estimate of the tenant's sales for any remaining unreported periods during the year.

The Partnership operates in only one segment and therefore no further segment reporting is made.

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

Certain reclassifications have been made to the prior year financial statements to make them consistent with the current year presentation.

During 1996, the Partnership adopted Statement of Financial Accounting Standards No.121 ("SFAS 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, which requires that all long-lived assets be reviewed for impairment in value whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS 121 had no impact on the Partnership's financial statements.

The Partnership will be dissolved on December 1, 2015, or earlier upon the prior occurrence of any of the following events: (a) the disposition of all interests in real estate and other Partnership assets; (b) the decision by Majority Vote of the Limited Partners to dissolve the Partnership or to compel the sale of all or substantially all of the Partnership's assets; (c) the failure to elect a successor General Partner within six months after removal of the last remaining General Partner; or (d) the date of the death or the effective date of dissolution, removal, withdrawal, bankruptcy, or incompetency of the last remaining General Partner, unless the Partnership is continued by vote of all Limited Partners and a replacement General Partner is previously elected by a majority of the Limited Partners. The General Partner received the consent of the Limited Partners to liquidate the Partnership's assets and dissolve the Partnership, during the Second Quarter of 1998. Management is currently seeking a buyer for the Partnership's Properties within the parameters of the consent. However, Management expects to continue normal operations for the Partnership for the foreseeable future.

No provision for Federal income taxes has been made, as any liability for such taxes would be that of the individual partners rather than the Partnership. At December 31, 1998, the tax basis of the Partnership's assets exceeded the amounts reported in the accompanying financial statements by approximately $3,200,000.

The following represents a reconciliation of net income (loss) as stated on the Partnership's statements of income to net income for tax reporting purposes:



                                                 1998          1997          1996
                                              ---------     ---------     ---------
Net income (loss) per statements of income    $ (68,933)    $ 604,505     $ 697,472
Book to tax depreciation difference                 368         8,014         8,491
Straight line rent adjustment                   (10,251)      (10,079)       (1,796)
Prepaid rent                                    (15,000)            0             0
Property write-downs                            400,374             0             0
Allowance for receivables                             0             0       (45,730)
Loss on equipment leases                              0             0       (53,288)
Other, net                                       (2,547)        5,231      (168,552)
                                              ---------     ---------     ---------
Net income for tax reporting purposes         $ 304,011     $ 607,671     $ 436,597
                                              =========     =========     =========

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

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation. Restoration expenses and recoveries have been allocated based on the same percentages. Through December 31, 1998, $5,766,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, during 1996 and 1997, the Partnership has recognized $1,283,000 as income, which represents its share of the excess recovery. The current General Partner continues to pursue recoveries of the misappropriated funds, however, no further significant recoveries are anticipated.

3.  INVESTMENT PROPERTIES:

As of December 31, 1998, the Partnership owned five (5) fast-food restaurants comprised of: two (2) Hardee's restaurants, one (1) Applebee's restaurant, and two (2) Denny's restaurants. The five (5) properties are located in three (3) states.

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

In connection with the proposed liquidation of the Partnership, appraisals were received on all of the Partnership's Properties. The two Hardee's were written down to their estimated net realizable values based on the appraisals received. The write-downs totaled approximately $400,000.

According to the Partnership Agreement, the former general partners were to commit 82% of the original offering proceeds to the acquisition of investment properties. Upon the close of the offering, approximately 57% of the original offering proceeds was invested in the Partnership's properties.

The current General Partner receives a fee for managing the Partnership equal to 4% of gross receipts, with a maximum reimbursement for office rent and related office overhead of $25,000 between the three affiliated Partnerships. Effective March 1, 1998, the minimum management fee and the maximum reimbursement for office rent and overhead increased by 1.6% representing the allowable annual Consumer Price Index adjustment per the Permanent Manager Agreement ("PMA"). For purposes of computing the 4% overall fee, gross receipts includes amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. TPG has received fees from the Partnership totaling $87,897 to date on the amounts recovered, which has been offset against the 4% minimum fee.

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

On May 26, 1993, pursuant to the results of a solicitation of written consents from the Limited Partners, the Partnership Agreement was amended to replace the former general partners and amend various sections of the agreement. The former general partners were replaced as General Partner, by The Provo Group, Inc., an Illinois Corporation. Under the terms of the amendment, net profits or losses from operations are allocated 99% to the Limited Partners and 1% to the current General Partner. The amendment also provided for distributions from Net Cash Receipts to be made 99% to the Limited Partners and 1% to its current General Partner. Pursuant to the amendments to the Partnership Agreement effective June 30, 1994, distributions of Net Cash Receipts will not be made to the General Partner unless and until each Limited Partner has received a distribution from Net Cash Receipts in an amount equal to 10% per annum, cumulative simple return on his or her Adjusted Original Capital, as defined, from the Return Calculation Date, as defined, except to the extent needed by the General Partner to pay its federal and state income taxes on the income allocated to it attributable to such year. Distributions paid to the General Partner are based on the estimated tax liability as a result of allocated income. Subsequent to the filing of the General Partner's income tax returns, a true-up of actual distributions is made. Net proceeds, as defined, was also amended to be distributed 1% to the current General Partner and 99% to the Limited Partners.

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

Aggregate minimum lease payments to be received under the leases for the Partnership's properties are as follows:

Year ending
December 31,
           1999                                           $409,380
           2000                                            409,380
           2001                                            409,380
           2002                                            409,380
           2003                                            409,380
Thereafter                                               2,731,958
                                                        ----------
                                                        $4,778,858
                                                        ==========


Percentage rentals included in rental income in 1998, 1997, and 1996 were $11,692, $20,658, and $13,399, respectively.

Two (2) of the Partnership's properties are leased to a Denny's franchise. Base rent from these properties amounted to approximately 27% of total base rent in 1998.

Two (2) of the Partnership's properties are leased to a Hardee's franchise. Base rent from these properties is approximately 43% of total base rents.

The original offering document required the Partnership to lease its properties to a single tenant as long as the properties so leased do not constitute; in the aggregate, more than 20% of the aggregate gross proceeds of the offering. As of December 31, 1998, the Partnership has leased two of its properties to Hardee's Food Systems, Inc., which constituted 21% of the aggregate gross proceeds.

6.       TRANSACTIONS WITH CURRENT GENERAL PARTNER:

Amounts incurred to the current General Partner for the years ended December 31, 1998, 1997, and 1996, are as follows:


Current General Partner                                 Incurred               Incurred          Incurred for the
                                                    for the year ended    for the year ended        year ended
                                                    December 31, 1998     December 31, 1997      December 31, 1996
                                                    -----------------     -----------------      -----------------
Management fees                                           $64,690               $52,177               $ 86,826
Disposition fees                                           37,500                12,150                      0
Restoration fees                                                0                11,323                 63,163
Leasing commissions                                             0                     0                 23,310
Cash distribution                                           1,325                 2,418                  2,789
Overhead allowance                                          5,219                 5,150                  5,127
Reimbursement for out-of-pocket expenses                   10,229                11,493                  9,118
                                                           ------                ------               --------
                                                         $118,963               $94,711              $ 190,333
                                                         ========               =======                =======



7.  CONTINGENT LIABILITIES:

According to the Partnership Agreement, as amended, the current General Partner may receive a disposition fee not to exceed 3% of the contract price of the sale of investment properties. Fifty percent (50%) of all such disposition fees earned by the current General Partner is to be escrowed until the aggregate amount of recovery of the funds misappropriated from the Partnerships by the former general partners is greater than $4,500,000. Upon reaching such recovery level, full disposition fees will thereafter be payable and fifty percent (50%) of the previously escrowed amounts will be paid to the current General Partner. At such time as the recovery exceeds $6,000,000 in the aggregate, the remaining escrowed disposition fees shall be paid to the current General Partner. If such levels of recovery are not achieved, the current General Partner will contribute the amounts escrowed towards the recovery. In lieu of an escrow, 50% of all such disposition fees have been paid directly to a restoration account and then distributed among the three Partnerships. Fifty percent (50%) of the total amount paid to the recovery was refunded to the current General Partner during 1996, after exceeding the $4,500,000 recovery level. The remaining amount allocated to the Partnerships may be owed to the current General Partner if the $6,000,000 recovery level is met. As of December 31, 1998, the Partnership may owe the current General Partner $18,862, which has been reflected as a recovery, if the $6,000,000 recovery level is achieved. Management believes it is unlikely that this recovery level will be achieved.

8.       PMA INDEMNIFICATION TRUST:

The Permanent Manager Agreement ("PMA") provides that the Permanent Manager will be indemnified from any claims or expenses arising out of or relating to the Permanent Manager serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by the Permanent Manager. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership's creditors. An Indemnification Trust ("Trust") serving such purposes has been established at United Missouri Bank, N.A. The Trust has been fully funded with Partnership assets as of December 31, 1998. Funds are invested in U.S. Treasury securities. In addition, interest totaling $56,386 has been credited to the Trust as of December 31, 1998. The rights of the Permanent Manager to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by the Permanent Manager of any and all interest in the Trust;
(ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against the Permanent Manager and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that the Permanent Manager shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

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

10.      SUBSEQUENT EVENTS:

In February 1999, the Partnership made a distribution to the Limited Partners from operations for the Fourth Quarter 1998 of $60,000 amounting to $3.51 per Interest.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

TPG is an Illinois corporation with its principal office at 101 West 11th Street, Suite 1110, Kansas City, Missouri 64105. TPG was elected General Partner by vote of the Limited Partners effective May 26, 1993. Prior to such date, TPG had been managing the Partnership since February 8, 1993, under the terms of the Permanent Manager Agreement ("PMA"), which remains in effect. TPG also serves as the corporate general partner for DiVall 2. See Items 1 and 13 hereof for additional information about the PMA and the election of TPG as the General Partner.

The executive officers and director of the General Partner who control the affairs of the Partnership are as follows:

         Bruce A. Provo, Age 48 - President, Founder and Director. Mr. Provo has been involved in the management of real estate and other asset portfolios since 1979. Since he founded the company in 1985, Mr. Provo has been President of TPG. From 1982 to 1986, Mr. Provo served as President and Chief Operating Officer of the North Kansas City Development Company ("NKCDC"), North Kansas City, Missouri. NKCDC was founded in 1903 and the assets of the company were sold in December, 1985 for $102,500,000. NKCDC owned commercial and industrial properties, including an office park and a retail district, as well as apartment complexes, motels, recreational facilities, fast food restaurants, and other properties. NKCDC's holdings consisted of over 100 separate properties and constituted approximately 20% of the privately held real property in North Kansas City, Missouri (a four square mile municipality). Following the sale of the company's real estate, Mr. Provo served as the President and Chief Executive Officer and Liquidating Trustee of NKCDC from 1986 to 1991.

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

         Kristin J. Atkinson, Age 36 - Vice President - Finance and Administration. Ms. Atkinson joined TPG in September 1994, to provide management expertise in the areas of financial controls and management accounting services for four limited partnerships managed by TPG. Prior to joining TPG, Ms. Atkinson was Manager of Financial Reporting for Farm & Home Savings Association (a $4 billion savings and loan association) for nine years where she was responsible for supervision of the preparation of internal and external financial documentation, including regulatory filings for the savings association and its parent company. Ms. Atkinson graduated Magna Cum Laude with a B.S. in Accounting from Missouri Southern State College in Joplin, Missouri and worked as an accountant for James P. Arthur and Company for one year before joining Farm & Home Savings Association.

The Advisory Board, although its members are not "Directors" or "Executive Officers" of the Partnership, provides advisory oversight to management of the Partnership and consists of:

         Steve Carson - Self-Employed Investment Advisor. Mr. Carson's primary client concentration includes labor union, pension, and annuity funds. Mr. Carson worked for First Albany Corporation for 11 years. He began his career as a retail broker at E.F Hutton & Company and served as Vice President, Shearson American Express from 1980- 1986. Mr. Carson attended Northrup University in Los Angeles, California. He has served as Board Member and President on various Civic Boards in Syracuse, New York. Mr. Carson represents the broker-dealer community.

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

         Albert Gerritz - Retired, Perinton Volunteer Ambulance Corps. Mr. Gerritz has held various offices in Finance and Administration, including President. Mr. Gerritz retired in 1986 after 36 years with Eastman Kodak Co. where he was Supervisor of Engineering Services, Research Labs. Mr. Gerritz was instrumental in identifying the need and pursuing the development of a unique research complex for Kodak, which became the case study for his consulting activities on research facilities nationwide. Mr. Gerritz also worked for forty years in the Bushnell's Basin Fire Department and served five years as Chief. Mr. Gerritz has a life membership in National Society of Professional Engineers. Mr. Gerritz is a Limited Partner representing DiVall 3.

Item 11.  Executive Compensation

The Partnership has not paid any "executive compensation" to the corporate General Partner or to the directors and officers of the General Partner. The General Partner's participation in the income of the Partnership is set forth in the Partnership Agreement, which is filed as Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5 hereto. The current General Partner received management fees and expense reimbursements during the year.

See Item 13 below, and Note 6 to the financial statements in Item 8 hereof, for further discussion of payments by the Partnership to the General Partner and former general partners.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a) As of December 31, 1998, the following entity is known to beneficially own 5% or more of the outstanding Interests as follows:



                                                              Interests         Percentage of
Title of                   Name and Address of               Beneficially       Interests of
 Class                      Beneficial Owner                    Owned            Outstanding
 -----                      ----------------                    -----            -----------
Limited Partnership      The Engineers Joint Pension Fund       1,500               8.77%
Interests                4325 S. Salina Street
                         Syracuse, NY 13205

(b) As of December 31, 1998, neither the General Partner nor any of its affiliates owned any Interests in the Partnership.

Item 13.  Certain Relationships and Related Transactions

The compensation to be paid to TPG is governed by the Partnership Agreement, as amended by vote of the Limited Partners to reflect the terms of the PMA. TPG's compensation includes a base fee equal to 4% of the Partnership's gross collected receipts, subject to a minimum of $57,000 per year. For this purpose, "gross collected receipts" means all cash revenues arising from operations and reserves of the Partnerships, including any proceeds recovered with respect to the obligations of the former general partners. The portion of such fee resulting from recoveries from former general partners is designated as restoration fees. TPG is also entitled to reimbursement for office rent and utilities not to exceed $4,750 per year. TPG is entitled to reimbursement of reasonable direct costs and expenses, such as travel, lodging, overnight delivery and postage, but has no right to be reimbursed for administrative expenses such as payroll, payroll taxes, insurance, retirement and other benefits, base phone and fax charges, office furniture and equipment, copier rent, and the like. Between the Partnerships, TPG is entitled to an aggregate minimum base management fee of $300,000 per year and reimbursement for office rent in the maximum amount of $25,000 per year. The Partnership shall only be responsible for its allocable share of such minimum and maximum amounts as indicated above ($57,000 minimum base fee and $4,750 maximum rent reimbursement). TPG is entitled to an annual increase in the minimum base management fee and maximum office overhead reimbursement in an amount not to exceed the percentage increase in the Consumer Price Index ("CPI") for the immediately preceding calendar year. Effective March 1, 1998, the minimum management fee and the maximum reimbursement for office rent and overhead increased by 1.6% representing the allowable annual CPI adjustment.
Additionally, TPG is allowed up to one-half of the Competitive Real Estate Commission, not to exceed 3% upon the disposition of assets. The payment of a portion of such fees is subordinated to TPG's success at recovering the funds misappropriated by the former general partners.

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

Under the PMA, TPG shall be indemnified by the Partnership, DiVall and Magnuson, and their controlled affiliates, and shall be held harmless from all claims of any party to the Partnership Agreement and from any third party including, without limitation, the Limited Partners of the Partnership, for any and all liabilities, damages, costs, and expenses, including reasonable attorneys' fees, arising from or related to claims relating to or arising from the PMA or its status as Permanent Manager. The indemnification does not extend to claims arising from fraud or criminal misconduct of TPG as established by court findings. To the extent possible, the Partnership is to provide TPG with appropriate errors and omissions, officers liability or similar insurance coverage, at no cost to TPG. In addition, TPG is granted the right to establish the Trust in an amount not to exceed $250,000, solely for the purpose of funding such indemnification obligations. Once a determination has been made that no such claims can or will be made against TPG, the balance of the Trust will become unrestricted cash of the Partnership. As of December 31, 1998, the Partnership had fully funded the Trust.

The following fees and reimbursements from the Partnership were incurred to management in 1998:



    The Provo Group, Inc.

         Management Fees                                   $64,690
         Disposition Fees                                   37,500
         Office Overhead Allowance                           5,219
         Direct Cost Reimbursements                         10,229
                                                           -------

             1998 Total                                   $117,638
                                                          ========

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)     1.   Financial Statements

             The following financial statements of DiVall Income Properties 3 Limited Partnership are included in Part II, Item 8:

             Report of Independent Public Accountants

             Balance Sheets, December 31, 1998 and 1997

             Statements of Income for the Years Ended December 31, 1998, 1997 and 1996

             Statements of Partners' Capital for the Years Ended December 31, 1998, 1997 and 1996

             Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996

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

             0.0 Permanent Manager Agreement filed as an exhibit to the Current Report on Form 8-K dated January 22, 1993, incorporated herein by reference.

             9.0     Correspondence  to the Limited Partners dated February
                     15,   1999,   regarding   the  Fourth   Quarter   1998
                     distribution.

(b)          Report on Form 8-K:

             The Registrant filed no reports on Form 8-K during the fourth quarter of fiscal year 1998.

                 DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1998




                                                                                             Gross amount at which
                                                 Initial cost to Partnership               carried at end of year (A)



                                                          Building                        Building
                                                             and                            and                       Accumulated
           Property           Encumbrances     Land      Improvements       Land         Improvements      Total      depreciation
-----------------------------------------------------------------------------------------------------------------------------------

Pittsburgh, Pennsylvania            -      $  274,467     $  616,866     $  274,467      $  616,866      $ 891,333     $ 175,952
St. Francis, Wisconsin              -         485,354        709,028        468,354         606,153      1,074,507       204,506
Oak Creek, Wisconsin                -         496,505        845,400        496,505         547,901      1,044,406       224,407
Englewood, Colorado                 -               -        213,210              -         213,210        213,210        52,271
Colorado Springs, Colorado          -         314,354        265,829        314,354         265,829        580,183        56,260

                            ----------------------------------------------------------------------------------------------------

                                  $ 0      $1,570,680     $2,650,333     $1,553,680      $2,249,959     $3,803,639      $713,396
                            ====================================================================================================



                                                       Life on which
                                                        depreciation
                                                     in latest statement
                                                       of operations
                                 Date of       Date      is computed
           Property            construction  acquired      (years)
--------------------------------------------------------------------------
Pittsburgh, Pennsylvania          1990         9/11/90      31.5
St. Francis, Wisconsin            1990         8/14/90      31.5
Oak Creek, Wisconsin              1991          2/5/91      31.5
Englewood, Colorado               1991          7/1/91      31.5
Colorado Springs, Colorado         -           4/28/92      31.5

(A) Represents aggregate costs for federal income tax purposes.

(B) Reconciliation of "Real Estate and Accumulated Depreciation":



                                        Year ended                Year ended
Investments in Real Estate          December 31, 1998         December 31, 1997
---------------------------------  ----------------------  ------------------------
Balance at beginning of year                  $ 5,340,446               $ 5,848,562
Property write-down                             (400,374)                         0




Sale of Property                              (1,136,433))                (508,116)
                                   ----------------------  ------------------------

Balance at end of year                         $3,803,639                $5,340,446
                                   ======================  ========================


                                          Year ended                Year ended
Accumulated Depreciation              December 31, 1998         December 31, 1997
---------------------------------  ------------------------  ------------------------
Balance at beginning of year               $ 761,861                   $ 761,761
Additions charged to costs
  and expenses                                84,103                     110,951

Sale of Property                           (132,568)                   (110,851)
                                   -----------------         -------------------



Balance at end of year                      $713,396                    $761,861
                                   =================         ===================

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP



By:      The Provo Group, Inc., General Partner



By:      /s/Bruce A. Provo
         ---------------------------------
         Bruce A. Provo, President


Date:    March 26, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:      The Provo Group, Inc., General Partner



By:      /s/Bruce A. Provo
         ---------------------------------
         Bruce A. Provo, President


Date:    March 26, 1999



By:      /s/Kristin J. Atkinson
         ---------------------------------
         Kristin J. Atkinson
         Vice President - Finance and Administration


Date:    March 26, 1999