Form 10-Q
period 1999-03-31
DIVALL INCOME PROPERTIES 3 L P
filed 1999-05-05
CIK 858715

                                   FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended     March 31, 1999
                                    ----------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________________to_________________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes     X     No
                                         ----------   ----------

                         PART I - FINANCIAL INFORMATION
                         Item 1.  Financial Statements

                 DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                      March 31, 1999 and December 31, 1998
                      ------------------------------------

                                     ASSETS


                                                  (Unaudited)
                                                   March 31,     December 31,
                                                     1999            1998
                                                  -----------    -------------
INVESTMENT PROPERTIES:  (Note 3)
     Land                                         $1,553,680       $1,553,680
     Buildings and improvements                    2,249,959        2,249,959
     Accumulated depreciation                       (729,720)        (713,396)
                                                  ----------       ----------
         Net investment properties                 3,073,919        3,090,243
                                                  ----------       ----------
OTHER ASSETS:
     Cash and cash equivalents                       257,127          230,807
     Cash held in Indemnification Trust (Note 8)     309,577          306,386
     Rents and other receivables                      21,808           14,463
     Deferred rent receivable                         20,358           20,778
     Deferred fees                                    19,292           19,738
     Prepaid assets                                    2,375            3,393
                                                  ----------       ----------
         Total other assets                          630,537          595,565
                                                  ----------       ----------

         Total assets                             $3,704,456       $3,685,808
                                                  ==========       ==========


        The accompanying notes are an integral part of these statements.

                 DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                       LIABILITIES AND PARTNERS' CAPITAL

                      March 31, 1999 and December 31, 1998
                      ------------------------------------



                                                    (Unaudited)
                                                     March 31,     December 31,
                                                       1999              1998
                                                     ----------    ------------
LIABILITIES:
     Accounts payable and accrued expenses            $21,249        $18,816
     Due to current General Partner                       246            229
     Security deposits                                 16,635         16,635
     Unearned rental income                            42,254         27,254
                                                      -------       --------
       Total liabilities                               80,384         62,934
                                                      -------       --------
CONTINGENET LIABILITIES:  (Note 7)

PARTNERS' CAPITAL:  (Notes 1, 4 and 9)
Current General Partner -
     Cumulative net income (loss)                      15,370         14,756
     Cumulative cash distributions                     (8,211)        (7,965)
                                                      -------       --------

                                                        7,159          6,791
                                                      -------       --------
Limited Partners (17,102.52 interests outstanding)
   Capital contributions, net of offering costs    14,408,872     14,408,872
   Cumulative net loss                               (233,484)      (294,314)
   Cumulative cash distributions                  (10,292,984)   (10,232,984)
   Reallocation of former general partners'
   deficit capital                                   (265,491)      (265,491)
                                                   ----------     ----------
                                                    3,616,913      3,616,083
                                                   ----------     ----------
          Total partners' capital                   3,624,072      3,622,874
                                                   ----------     ----------
          Total liabilities and partners' capital  $3,704,456     $3,685,808
                                                   ==========     ==========


        The accompanying notes are an integral part of these statements.

                DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                             STATEMENTS OF INCOME

                                  (Unaudited)
                                  -----------

                                                       Three Months Ended March 31,
                                                       ----------------------------
                                                           1999           1998
                                                       -------------  -------------
REVENUES:
     Rental income                                          $109,367       $104,019
     Interest income                                           5,036         16,369
     Other income                                                  0             42
     Gain on sale of assets                                        0        238,698
     Recovery of amounts previously written off                2,683              0
                                                            --------       --------

                                                             117,086        359,128
                                                            --------       --------
EXPENSES:
     Partnership management fees                              16,301         16,045
     Disposition fees                                              0         37,500
     Restoration fees                                            107              0
     Insurance                                                 1,018          1,095
     General and administrative                                8,233         12,115
     Advisory Board fees and expenses                          1,400          4,358
     Professional services                                    11,813         22,589
     Professional services related to investigation                0            479
     Appraisal fees                                                0         13,900
     Depreciation                                             16,324         22,329
     Amortization                                                446            446
                                                            --------       --------
                                                              55,642        130,856
                                                            --------       --------
NET INCOME                                                  $ 61,444       $228,272
                                                            --------       ========
NET INCOME - GENERAL PARTNER                                $    614       $  2,283
NET INCOME - LIMITED PARTNERS                                 60,830        225,989
                                                            --------       --------
                                                            $ 61,444       $228,272
                                                            --------       ========
NET INCOME PER LIMITED PARTNERSHIP
 INTEREST, based on 17,102.52 interests outstanding            $3.56         $13.21
                                                            ========       ========



       The accompanying notes are an integral part of these statements.

                DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP
                ==============================================

                           STATEMENTS OF CASH FLOWS
                           ========================

                                  (Unaudited)
                                  -----------


                                                                               Three Months Ended March 31,
                                                                               ----------------------------
                                                                                   1999             1998
                                                                               -----------      -----------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
     Net income                                                                   $ 61,444       $  228,272
     Adjustments to reconcile net income to net cash from (used in)
        operating activities -
          Depreciation and amortization                                             16,770           22,775
          Gain on sale of assets                                                         0         (238,698)
          Recovery of amounts previously written off                                (2,683)               0
          Interest applied to Indemnification Trust Account                         (3,191)          (4,503)
          (Increase)/Decrease in rents, other receivables & prepaid assets          (6,327)           9,908
          Decrease in deferred rent receivable                                         420            8,992
          Increase in accounts payable and accrued expenses                          2,433            3,216
          Increase/(Decrease) in due to General Partner                                 17             (482)
          Increase in unearned rental income                                        15,000              274
          (Decrease) in security deposits                                                0          (20,184)
                                                                                  --------       ----------
               Net cash provided from operating activities
                                                                                    83,883            9,570
                                                                                  --------       ----------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
     Recoveries from former affiliates                                               2,683                0
     Proceeds from sale of assets                                                        0        1,242,562
                                                                                  --------       ----------

               Net cash provided from investing activities                           2,683        1,242,562
                                                                                  --------       ----------

CASH FLOWS (USED IN) FINANCING ACTIVITIES:
     Cash distributions to General Partner                                            (246)            (913)
     Cash distributions to Limited Partners                                        (60,000)        (385,000)
                                                                                  --------       ----------
               Net cash (used in) financing activities
                                                                                   (60,246)        (385,913)
                                                                                  --------       ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                           26,320          866,219

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   230,807          595,420
                                                                                  --------       ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $257,127       $1,461,639
                                                                                  ========       ==========



       The accompanying notes are an integral part of these statements.

                DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS


These unaudited interim financial statements should be read in conjunction with DiVall Income Properties 3, Limited Partnership's (the "Partnership") 1998 annual audited financial statements within Form 10-K.

These unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1999, and the results of operations for the three-month periods ended March 31, 1999, and 1998, and cash flows for the three-month periods ended March 31, 1999 and 1998. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.


1.   ORGANIZATION AND BASIS OF ACCOUNTING:
     -------------------------------------

The Partnership was formed on December 12, 1989, pursuant to the Uniform Limited Partnership Act of the State of Wisconsin. The initial capital which was contributed during 1989, consisted of $300, representing aggregate capital contributions of $200 by the former general partners and $100 by the Initial Limited Partner.

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

The Partnership is currently engaged in the business of owning and operating its investment portfolio (the "Properties") of commercial real estate. The Properties are leased on a triple net basis to, and operated by, franchisors or franchisees of national, regional and local retail chains under long-term leases. The lessees consist of fast-food, family style, and casual/theme restaurants. At March 31, 1999, the Partnership owned five (5) properties and specialty leasehold improvements for use in all five (5) of the Properties.

Rental revenue from investment properties is recognized on the straight-line basis over the life of the respective lease. Percentage rents are accrued throughout the year based on the tenant's actual reported year-to-date sales along with Management's estimate of the tenant's sales for any remaining unreported periods during the year.

The Partnership considers its operations to be in only one segment and therefore no segment disclosure is made.

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

The Partnership will be dissolved on December 1, 2015, or earlier upon the prior occurrence of any of the following events: (a) the disposition of all interests in real estate and other Partnership assets; (b) the decision by Majority Vote (as defined in the Amended Agreement of Limited Partnership ("Partnership Agreement")) of the Limited Partners to dissolve the Partnership or to compel the sale of all or substantially all of the Partnership's assets;
(c) the failure to elect a successor General Partner within six months after removal of the last remaining General Partner; or (d) the date of the death or the effective date of dissolution, removal, withdrawal, bankruptcy, or incompetency of the last remaining General Partner, unless the Partnership is continued by vote of all Limited Partners and a replacement General Partner is previously elected by a majority of the Limited Partners. During the Second Quarter of 1998, the General Partner received the consent of the Limited Partners to liquidate the Partnership's assets and dissolve the Partnership. Management is currently seeking a buyer for the Properties within the parameters of the consent. However, Management expects to continue normal operations for the Partnership for the forseeable future.

No provision for Federal income taxes has been made, as any liability for such taxes would be that of the individual partners rather than the Partnership. At December 31, 1998, the tax basis of the Partnership's assets exceeded the amounts reported in the accompanying financial statements by approximately $3,200,000.

2.   REGULATORY INVESTIGATION:

A preliminary investigation during 1992 by the Office of the Commissioner of Securities for the State of Wisconsin and the Securities and Exchange Commission (the "Investigation") revealed that during at least the three years ended December 31, 1992, the former general partners of the Partnership, Gary J. DiVall ("DiVall") and Paul E. Magnuson ("Magnuson") had transferred substantial cash assets of the Partnership and two affiliated publicly registered partnerships, DiVall Insured Income Fund Limited Partnership ("DiVall 1") (dissolved effective December 31, 1998) and DiVall Insured Income Properties 2 Limited Partnership ("DiVall 2") (collectively the "Partnerships") to various other entities previously sponsored by or otherwise affiliated with DiVall and Magnuson. The unauthorized transfers were in violation of the respective Partnership Agreements and resulted, in part, from material weaknesses in the internal control system of the Partnerships.

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

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation. Through March 31, 1999, $5,768,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, the Partnership has recognized $1,286,000 as income over the past 3 years, which represents its share of the excess recovery. The current General Partner continues to pursue recoveries of the misappropriated funds, however no further significant recoveries are anticipated.

3.   INVESTMENT PROPERTIES:

As of March 31, 1999, the Partnership owned five (5) fast-food restaurants comprised of: two (2) Hardee's restaurants, one (1) Applebee's restaurant, and two (2) Denny's restaurants. The five (5) properties are located in three (3) states.

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

The current General Partner receives a fee for managing the Partnership equal to 4% of gross receipts, with a maximum reimbursement for office rent and related overhead of $25,000 between the three original affiliated Partnerships as provided in the Permanent Manager Agreement ("PMA"). On May 26, 1993, the Permanent Manager, TPG, replaced the former general partners as the new General Partner, as provided for in an amendment to the Partnership Agreement dated May 26, 1993. Pursuant to amendments to the Partnership Agreement, TPG continues to provide management services for the same fee structure as provided in the PMA mentioned above. Effective March 1, 1999, the minimum management fee and the maximum reimbursement for office rent and overhead increased by 1.6% representing the allowable annual Consumer Price Index adjustment per the PMA. For purposes of computing the 4% overall fee, gross receipts includes amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. TPG has received fees from the Partnership totaling $88,004 to date on the amounts recovered, which has been offset against the 4% minimum fee.

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

Aggregate minimum lease payments to be received under the leases for the Partnership's properties are as follows:

          Year ending
          December 31,
                 1999                                       $  409,380
                 2000                                          409,380
                 2001                                          409,380
                 2002                                          409,380
                 2003                                          409,380
         Thereafter                                          2,731,958
                                                            ----------
                                                            $4,778,858
                                                            ==========

Two (2) of the Partnership's properties are leased to a Denny's franchisee. Base rent from these properties amounted to approximately 27% of total base rent in 1998.

Two (2) of the Partnership's properties are leased to Hardee's Food Systems, Inc. Base rent from these properties amounted to approximately 43% of total base rents.

The original offering document required the Partnership to lease its properties to a single tenant as long as the properties so leased do not constitute; in the aggregate, more than 20% of the aggregate gross proceeds of the offering. As of March 31, 1999, the Partnership has leased two of its properties to Hardees Food Systems, Inc., which constitute 21% of the aggregate gross proceeds.

6.   TRANSACTIONS WITH CURRENT GENERAL PARTNER:

Amounts paid to the current General Partner for the quarters ended March 31, 1999 and 1998, are as follow:

     Current General Partner                Incurred as of   Incurred as of
     -----------------------                March 31, 1999   March 31, 1998
                                            --------------   --------------
Management fees                                    $16,301          $16,045
Disposition fees                                         0           37,500
Restoration fees                                       107                0
Cash distribution                                      246              913
Overhead allowance                                   1,315            1,294
Reimbursement for out-of-pocket expenses               798            3,161
                                                   -------          -------
                                                   $18,767          $58,913
                                                   =======          =======

7.   CONTINGENT LIABILITIES:

According to the Partnership Agreement, the current General Partner may receive a disposition fee not to exceed 3% of the contract price of the sale of investment properties. Fifty percent (50%) of all such disposition fees earned by the current General Partner is to be escrowed until the aggregate amount of recovery of the funds misappropriated from the Partnerships by the former general partners is greater than $4,500,000. Upon reaching such recovery level, full disposition fees will thereafter be payable and fifty percent (50%) of the previously escrowed amounts will be paid to the current General Partner. At such time as the recovery exceeds $6,000,000 in the aggregate, the remaining escrowed disposition fees shall be paid to the current General Partner. If such levels of recovery are not achieved, the current General Partner will contribute the amounts escrowed towards the recovery. In lieu of an escrow, 50% of all such disposition fees have been paid directly to the restoration account and then distributed among the three Partnerships. After surpassing the $4,500,000 recovery level during March 1996, 50% of the amounts previously escrowed was refunded to the current General Partner. The remaining amount allocated to the Partnerships may be owed to the current General Partner if the $6,000,000 recovery level is met. As of March 31, 1999, the Partnership may owe the current General Partner $18,862, which is currently reflected as a recovery, if the $6,000,000 recovery level is achieved, which is unlikely.

8.   PMA INDEMNIFICATION TRUST:

The PMA provides that the Permanent Manager will be indemnified from any claims or expenses arising out of or relating to the Permanent Manager serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by the Permanent Manager. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to

$250,000 of Partnership assets which would not be subject to the claims of the Partnership's creditors. An Indemnification Trust ("Trust") serving such purposes has been established at United Missouri Bank, N.A. The Trust has been fully funded with Partnership assets as of March 31, 1999. Funds are invested in U.S. Treasury securities. In addition, interest totaling $59,577 has been credited to the Trust as of March 31, 1999. The rights of the Permanent Manager to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by the Permanent Manager of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against the Permanent Manager and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that the Permanent Manager shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

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

10.  SUBSEQUENT EVENTS:

On May 15, 1999, the Partnership made a distribution to the Limited Partners for the First Quarter 1999 of $60,000 amounting to approximately $3.51 per limited partnership interest.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources:

Investment Properties and Net Investment in Direct Financing Leases

The investment properties, including equipment held by the Partnership at March 31, 1999, were originally purchased at a price, including acquisition costs, of approximately $6,091,000.

Other Assets

Cash and cash equivalents were $257,000 at March 31, 1999, compared to $231,000 at December 31, 1998. The Partnership designated cash of $60,000 to fund the First Quarter 1999 distributions to Limited Partners; $70,000 for the payment of accounts payable and accrued expenses; and the remainder represents reserves deemed necessary to allow the Partnership to operate normally. Cash generated through the operations of the Partnership's investment properties and sales of investment properties will provide the sources for future fund liquidity and Limited Partner distributions.

The Partnership established an Indemnification Trust (the "Trust") during the Fourth Quarter of 1993 and deposited $130,000 in the Trust during 1994, $100,000 during 1995, and $20,000 during 1996. The provision to establish the Trust was included in the PMA for the indemnification of TPG, in the absence of fraud or gross negligence, from any claims or liabilities that may arise from TPG acting as Permanent Manager. The Trust is owned by the Partnership. For additional information regarding the Trust, refer to Note 8 to the financial statements.

Liabilities

Accounts payable and accrued expenses at March 31, 1999, in the amount of $21,000, primarily represented the accrual of legal and auditing fees.

Partners' Capital

Net income for the quarter was allocated between the General Partner and the Limited Partners, 1% and 99%, respectively, as provided in the Partnership Agreement and the Amendment to the Partnership Agreement, as discussed more fully in Note 4 of the financial statements. The former general partners' capital account balance was reallocated to the Limited Partners at December 31, 1993. Refer to Note 9 to the financial statements for additional information regarding the reallocation.

Cash distributions paid to the Limited Partners and to the General Partner during 1999, of $60,000 and $246, respectively, have also been made in accordance with the amended Partnership Agreement. The First Quarter 1999 distribution of $60,000 was paid to the Limited Partners on May 15, 1999.

Results of Operations:

The Partnership reported net income for the quarter ended March 31, 1999, in the amount of $61,000 compared to net income for the quarter ended March 31, 1998 of $228,000.

Revenues

Total revenues were $117,000, and $359,000, for the quarters ended March 31, 1999, and 1998, respectively. The 1998 income includes a gain of $239,000 recognized on the sale of a Denny's property to the tenant.

Total revenues, should approximate $400,000 annually or $100,000 quarterly, based on leases currently in place. Future revenues may decrease with tenant defaults and/or sales of Partnership properties. They may also increase with additional rents due from tenants, if those tenants experience sales levels which require the payment of additional rent to the Partnership.

Expenses

For the quarters ended March 31, 1999 and 1998, cash expenses amounted to approximately 33% and 30% of total revenues, respectively. Total expenses, including non-cash items, amounted to 48% and 36% of total revenues for the quarters ended March 31, 1999 and 1998, respectively. During 1998, disposition fees of $37,500 on the sale of the Denny's property in Sanford, Florida, and fees incurred for the appraisal of the Partnership's properties totaling $13,900 had a negative impact on expenses. However, the gain recorded during 1998 had a favorable impact on the expense to revenue ratios.

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

Year 2000

The Partnership's operations are not dependent on date sensitive software. The Partnership is not aware of any Year 2000 problems with its current software. Accounting and Partnership records software are owned and operated by third parties who provide services to the Partnership under contract and any cost to make the software Year 2000 compliant will be borne by the third parties. The Partnership is currently in the process of evaluating Year 2000 issues with these third party providers. The Partnership believes, however, that even if any Year 2000 problems are not corrected on schedule, the cost and disruption to operations of the Partnership are expected to be minimal.

Tenants are responsible for the operation of any equipment located at the Partnership's properties. While the Partnership is not fully aware of the compliance attainment efforts of its tenants, tenant preparedness for the Year 2000 should have minimal impact on the Partnership and are not expected to be material to the Partnership's operations, financial condition or liquidity. The Partnership is evaluating the efforts of its tenants to prepare for the Year 2000. To the extent the Partnership is not satisfied with the status of a tenant's or third party provider's Year 2000 compliance, the Partnership expects to develop and implement appropriate contingency plans.

Item 3.   Quantitative and Qualitative Disclosure About Market Risk

None.

                          PART II - OTHER INFORMATION

Items 1 - 5.

Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Listing of Exhibits:

     99.0 Correspondence to the Limited Partners dated May 15, 1999, regarding the First Quarter 1999 distribution.

(b)  Report on Form 8-K:

     The Registrant filed no reports on Form 8-K during the first quarter of fiscal year 1999.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP


By:    The Provo Group, Inc., General Partner



By:    /s/ Bruce A. Provo
       --------------------------------------
       Bruce A. Provo, President


Date:  May 14, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:    The Provo Group, Inc., General Partner


By:    /s/ Bruce A. Provo
       --------------------------------------
       Bruce A. Provo, President


Date:  May 14, 1999



By:    /s/ Kristin J. Atkinson
       --------------------------------------
       Kristin J. Atkinson
       Vice President - Finance and Administration


Date:  May 14, 1999