Form 10-Q
period 1999-06-30
DIVALL INCOME PROPERTIES 3 L P
filed 1999-08-11
CIK 858715

                                   FORM 10-Q

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended     June 30, 1999
                                    ---------------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to __________________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes     X     No_________
                                             ---

                        PART I - FINANCIAL INFORMATION
                         Item 1.  Financial Statements

                DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                                BALANCE SHEETS

                      June 30, 1999 and December 31, 1998
                      -----------------------------------

                                    ASSETS


                                                  (Unaudited)
                                                   June 30,       December 31,
                                                     1999             1998
                                                  -----------    -------------
INVESTMENT PROPERTIES:  (Note 3)
     Land                                         $1,553,680       $1,553,680
     Buildings and improvements                    2,249,959        2,249,959
     Accumulated depreciation                       (746,043)        (713,396)
                                                  ----------       ----------
     Net investment properties                     3,057,596        3,090,243
                                                  ----------       ----------
OTHER ASSETS:
     Cash and cash equivalents                       274,821          230,807
     Cash held in Indemnification Trust (Note 8)     313,114          306,386
     Rents and other receivables                       8,550           14,463
     Deferred rent receivable                         19,938           20,778
     Deferred fees                                    18,845           19,738
     Prepaid assets                                    1,357            3,393
                                                  ----------       ----------
     Total other assets                              636,625          595,565
                                                  ----------       ----------

     Total assets                                 $3,694,221       $3,685,808
                                                  ==========       ==========


        The accompanying notes are an integral part of these statements.

                DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                       LIABILITIES AND PARTNERS' CAPITAL

                      June 30, 1999 and December 31, 1998
                      -----------------------------------



                                                                (Unaudited)
                                                                 June 30,     December 31,
                                                                   1999           1998
                                                               -------------  -------------
LIABILITIES:
   Accounts payable and accrued expenses                       $     16,499   $     18,816
   Due to current General Partner                                       207            229
   Security deposits                                                 16,635         16,635
   Unearned rental income                                            45,254         27,254
                                                               ------------   ------------
     Total liabilities                                               78,595         62,934
                                                               ------------   ------------
CONTINGENT LIABILITIES:  (Note 7)

PARTNERS' CAPITAL:  (Notes 1, 4 and 9)
Current General Partner -
   Cumulative net income (loss)                                      15,588         14,756
   Cumulative cash distributions                                     (8,418)        (7,965)
                                                               ------------   ------------

                                                                      7,470          6,791
                                                               ------------   ------------
Limited Partners (17,102.52 interests outstanding)
   Capital contributions, net of offering costs                  14,408,872     14,408,872
   Cumulative net loss                                             (182,241)      (294,314)
   Cumulative cash distributions                                (10,352,984)   (10,232,984)
   Reallocation of former general partners' deficit capital        (265,491)      (265,491)
                                                               ------------   ------------
                                                                  3,608,156      3,616,083
                                                               ------------   ------------
          Total partners' capital                                 3,615,626      3,622,874
                                                               ------------   ------------
          Total liabilities and partners' capital              $  3,694,221   $  3,685,808
                                                               ============   ============



        The accompanying notes are an integral part of these statements.

                DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                             STATEMENTS OF INCOME

                                  (Unaudited)
                                  -----------

                                                          Three Months Ended           Six Months Ended
                                                          ------------------           ----------------
                                                                June 30,                   June 30,
                                                                --------                   --------
                                                         1999          1998            1999          1998
                                                         ----          ----            ----          ----
REVENUES:
     Rental income                                     $106,201     $105,187         $215,568      $209,206
     Interest income                                      5,609       10,758           10,645        27,127
     Other income                                           175            0              175            42
     Gain on sale of assets                                   0            0                0       238,698
     Recovery of amounts previously written off               0            0            2,683             0
                                                       --------     --------         --------      --------

                                                        111,985      115,945          229,071       475,073
                                                       --------     --------         --------      --------
EXPENSES:
     Partnership management fees                         16,473       16,215           32,774        32,260
     Restoration fees                                         0            0              107             0
     Insurance                                            1,018        1,095            2,036         2,190
     General and administrative                           8,787       14,422           17,020        26,537
     Advisory Board fees and expenses                     4,250        4,553            5,650         8,911
     Professional services                               12,926       24,830           24,739        47,419
     Professional services related to investigation           0          807                0         1,286
     Appraisals                                               0         (124)               0        13,776
     Environmental inspections                                0         8,250               0         8,250
     Disposition fees                                         0             0               0        37,500
     Depreciation                                        16,323        20,592          32,647        42,921
     Amortization                                           447           447             893           893
                                                       --------      --------        --------      --------
                                                         60,224        91,087         115,866       221,943
                                                       --------      --------        --------      --------
NET INCOME                                             $ 51,761      $ 24,858        $113,205      $253,130
                                                       ========      ========        ========      ========
NET INCOME - GENERAL PARTNER                           $    518      $    249        $  1,132      $  2,531
NET INCOME - LIMITED PARTNERS                            51,243        24,609         112,073       250,599
                                                       --------      --------        --------      --------
                                                       $ 51,761      $ 24,858        $113,205      $253,130
                                                       ========      ========        ========      ========
NET INCOME PER LIMITED PARTNERSHIP
 INTEREST, based on 17,102.52 interests                   $3.00         $1.44           $6.55        $14.65
 outstanding                                           ========      ========        ========      ========


The accompanying notes are an integral part of these statements.

                 DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                  (Unaudited)
                                  -----------



                                                                      Six Months Ended June 30,
                                                                     ---------------------------
                                                                         1999          1998
                                                                     ------------  -------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
     Net income                                                        $ 113,205    $   253,130
     Adjustments to reconcile net income to net cash from
        operating activities -
          Depreciation and amortization                                   33,540         43,814
          Gain on sale of assets                                               0       (238,698)
          Recovery of amounts previously written off                      (2,683)             0
          Interest applied to Indemnification Trust Account               (6,728)        (7,811)
          Decrease in rents, other receivables and prepaid assets          7,949         15,135
          Decrease in deferred rent receivable                               840          9,412
          (Decrease) in accounts payable and accrued expenses             (2,317)        (7,847)
          Decrease in security deposits                                        0        (20,184)
          (Decrease) in due to General Partner                               (22)        (1,296)
          Increase in unearned rental income                              18,000            274
                                                                       ---------    -----------

               Net cash provided from operating activities               161,784         45,929
                                                                       ---------    -----------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
     Recoveries from former affiliates                                     2,683              0
     Proceeds from sale of assets                                              0      1,242,562
                                                                       ---------    -----------
               Net cash provided from investing activities                 2,683      1,242,562
                                                                       ---------    -----------
CASH FLOWS (USED IN) FINANCING ACTIVITIES:
     Cash distributions to General Partner                                  (453)        (1,012)
     Cash distributions to Limited Partners                             (120,000)    (1,655,000)
                                                                       ---------    -----------

               Net cash (used in) financing activities                  (120,453)    (1,656,012)
                                                                       ---------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                            44,014       (367,521)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         230,807        595,420
                                                                       ---------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $ 274,821    $   227,899
                                                                       =========    ===========

       The accompanying notes are an integral part of these statements.

                 DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS


These unaudited interim financial statements should be read in conjunction with DiVall Income Properties 3 Limited Partnership's (the "Partnership") 1998 annual audited financial statements within Form 10-K.

These unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of the Partnership's financial position as of June 30, 1999, and the results of operations for the three and six-month periods ended June 30, 1999, and 1998, and cash flows for the six-month periods ended June 30, 1999 and 1998. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.


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

The Partnership is currently engaged in the business of owning and operating its investment portfolio (the "Properties") of commercial real estate. The Properties are leased on a triple net basis to, and operated by, franchisors or franchisees of national, regional and local retail chains under long-term leases. The lessees consist of fast-food, family style, and casual/theme restaurants. At June 30, 1999, the Partnership owned five (5) properties and specialty leasehold improvements for use in all five (5) of the Properties.

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

The Partnership will be dissolved on December 1, 2015, or earlier upon the prior occurrence of any of the following events: (a) the disposition of all interests in real estate and other Partnership assets; (b) the decision by Majority Vote (as defined in the Amended Agreement of Limited Partnership ("Partnership Agreement")) of the Limited Partners to dissolve the Partnership or to compel the sale of all or substantially all of the Partnership's assets; (c) the failure to elect a successor General Partner within six months after removal of the last remaining General Partner; or (d) the date of the death or the effective date of dissolution, removal, withdrawal, bankruptcy, or incompetency of the last remaining General Partner, unless the Partnership is continued by vote of all Limited Partners and a replacement General Partner is previously elected by a majority of the Limited Partners. During the Second Quarter of 1998, the General Partner received the consent of the Limited Partners to liquidate the Partnership's assets and dissolve the Partnership. On July 22, 1999, the General Partner entered into a Real Estate Purchase Contract for the sale of all of the properties for $3,550,000. See Part II, Item 5, Other Information. However, until such sale is actually consummated, which is uncertain, the Partnership plans to continue normal operations until an actual sale of the properties is completed.

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

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation. Through June 30, 1999, $5,768,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, the Partnership has recognized $1,286,000 as income over the past four years, which represents its share of the excess recovery. The current General Partner continues to pursue recoveries of the misappropriated funds, however no further significant recoveries are anticipated.

3.   INVESTMENT PROPERTIES:
     ----------------------

As of June 30, 1999, the Partnership owned five (5) fast-food restaurants comprised of: two (2) Hardee's restaurants, one (1) Applebee's restaurant, and two (2) Denny's restaurants. The five (5) properties are located in three (3) states.

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

The current General Partner receives a fee for managing the Partnership equal to 4% of gross receipts, with a maximum reimbursement for office rent and related overhead of $25,000 between the three original affiliated Partnerships as provided in the Permanent Manager Agreement ("PMA") which amount has been reduced due to the 1998 sale of DiVall 1. On May 26, 1993, the Permanent Manager, TPG, replaced the former general partners as the new General Partner, as provided for in an amendment to the Partnership Agreement dated May 26, 1993. Pursuant to amendments to the Partnership Agreement, TPG continues to provide management services for the same fee structure as provided in the PMA mentioned above. Effective March 1, 1999, the minimum management fee and the maximum reimbursement for office rent and overhead increased by 1.6% representing the allowable annual Consumer Price Index adjustment per the PMA. For purposes of computing the 4% overall fee, gross receipts includes amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. TPG has received fees from the Partnership totaling $88,004 to date on the amounts recovered, which has been offset against the 4% minimum fee.

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

The original offering document required the Partnership to lease its properties to a single tenant as long as the properties so leased do not constitute; in the aggregate, more than 20% of the aggregate gross proceeds of the offering. As of June 30, 1999, the Partnership has leased two of its properties to Hardees Food Systems, Inc., which constitute 21% of the aggregate gross proceeds.

6.   TRANSACTIONS WITH CURRENT GENERAL PARTNER:
     ------------------------------------------

Amounts paid to the current General Partner for the six months ended June 30, 1999 and 1998, are as follow:

     Current General Partner                     Incurred as of  Incurred as of
     -----------------------                      June 30, 1999   June 30, 1998
                                                 --------------  --------------
     Management fees                                    $32,774         $32,260
     Disposition fees                                         0          37,500
     Restoration fees                                       107               0
     Cash distribution                                      453           1,012
     Overhead allowance                                   2,644           2,603
     Reimbursement for out-of-pocket expenses             1,688           6,522
                                                        -------         -------
                                                        $37,666         $79,897
                                                        =======         =======

7.   CONTINGENT LIABILITIES:
     ----------------------

According to the Partnership Agreement, the current General Partner may receive a disposition fee not to exceed 3% of the contract price of the sale of investment properties. Fifty percent (50%) of all such disposition fees earned by the current General Partner is to be escrowed until the aggregate amount of recovery of the funds misappropriated from the Partnerships by the former general partners is greater than $4,500,000. Upon reaching such recovery level, full disposition fees will thereafter be payable and fifty percent (50%) of the previously escrowed amounts will be paid to the current General Partner. At such time as the recovery exceeds $6,000,000 in the aggregate, the remaining escrowed disposition fees shall be paid to the current General Partner. If such levels of recovery are not achieved, the current General Partner will contribute the amounts escrowed towards the recovery. In lieu of an escrow, 50% of all such disposition fees have been paid directly to the restoration account and then distributed among the three Partnerships. After surpassing the $4,500,000 recovery level during March 1996, 50% of the amounts previously escrowed was refunded to the current General Partner. The remaining amount allocated to the Partnerships may be owed to the current General Partner if the $6,000,000 recovery level is met. As of June 30, 1999, the Partnership may owe the current General Partner $18,862, which is currently reflected as a recovery, if the $6,000,000 recovery level is achieved, which is unlikely.

8.   PMA INDEMNIFICATION TRUST:
     --------------------------

The PMA provides that the Permanent Manager will be indemnified from any claims or expenses arising out of or relating to the Permanent Manager serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by the Permanent Manager. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership's creditors. An Indemnification Trust ("Trust") serving such purposes has been established at United Missouri Bank, N.A. The Trust has been fully funded with Partnership assets as of June 30, 1999. Funds are invested in U.S. Treasury securities. In addition, interest totaling $63,114 has been credited to the Trust as of June 30, 1999. The rights of the Permanent Manager to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by the Permanent Manager of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against the Permanent Manager and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that the Permanent Manager shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

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

10.  SUBSEQUENT EVENTS:
     ------------------

On August 15, 1999, the Partnership made a distribution to the Limited Partners for the Second Quarter 1999 of $80,000 amounting to approximately $4.68 per limited partnership interest.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources:
--------------------------------

Investment Properties and Net Investment in Direct Financing Leases
-------------------------------------------------------------------

The investment properties, including equipment held by the Partnership at June 30, 1999, were originally purchased at a price, including acquisition costs, of approximately $6,091,000.

Other Assets
------------

Cash and cash equivalents were $275,000 at June 30, 1999, compared to $231,000 at December 31, 1998. The Partnership designated cash of $80,000 to fund the Second Quarter 1999 distributions to Limited Partners; $67,000 for the payment of accounts payable and accrued expenses; and the remainder represents reserves deemed necessary to allow the Partnership to operate normally. Cash generated through the operations of the Partnership's investment properties and sales of investment properties will provide the sources for future fund liquidity and Limited Partner distributions.

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

Liabilities
-----------

Accounts payable and accrued expenses at June 30, 1999, in the amount of $16,000, primarily represented the accrual of legal and auditing fees.

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

Cash distributions paid to the Limited Partners and to the General Partner during 1999, of $120,000 and $453, respectively, have also been made in accordance with the amended Partnership Agreement. The Second Quarter 1999 distribution of $80,000 was paid to the Limited Partners on August 15, 1999.

Results of Operations:
----------------------

The Partnership reported net income for the quarter ended June 30, 1999, in the amount of $52,000 compared to net income for the quarter ended June 30, 1998 of $25,000. Net income for the six months ended June 30, 1999 and 1998 totaled $113,000 and $253,000, respectively.

Revenues
--------

Total revenues were $112,000, and $116,000, for the quarters ended June 30, 1999, and 1998, respectively, and were $229,000 and $475,000 for the six months ended June 30, 1999 and 1998, respectively. The 1998 income includes a first quarter gain of $239,000 recognized on the sale of a Denny's property to the tenant.

Total revenues, should approximate $400,000 annually or $100,000 quarterly, based on leases currently in place. Future revenues may decrease with tenant defaults and/or sales of Partnership properties. They may also increase with additional rents due from tenants, if those tenants experience sales levels which require the payment of additional rent to the Partnership.

Expenses
--------

For the quarters ended June 30, 1999 and 1998, cash expenses amounted to approximately 39% and 60% of total revenues, respectively. For the six months ended June 30, 1999 and 1998, cash expenses totaled 36% and 37% of total revenues, respectively. Total expenses, including non-cash items, amounted to 54% and 79% of total revenues for the quarters ended June 30, 1999 and 1998, respectively and totaled 51% and 47% of total revenues for the six months ended June 30, 1999 and 1998, respectively. During 1998, disposition fees of $37,500 on the sale of the Denny's property in Sanford, Florida, and fees incurred for the appraisal and environmental inspection of the Partnership's properties totaling $22,000 had a negative impact on expenses. However, the gain recorded during 1998 had a favorable impact on the expense to revenue ratios.

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

Year 2000
---------

The Partnership's operations are not dependent on date sensitive software. The Partnership is not aware of any Year 2000 problems with its current software. Accounting and Partnership records software are owned and operated by third parties who provide services to the Partnership under contract and any cost to make the software Year 2000 compliant will be borne by the third parties. The Partnership has received assurances from a majority of these third parties that such software is Year 2000 compliant or will be by January 1, 2000. The Partnership believes, however, that even if any Year 2000 problems are not corrected on schedule, the cost and disruption to operations of the Partnership are expected to be minimal.

Tenants are responsible for the operation of any equipment located at the Partnership's properties. While the Partnership is not fully aware of the compliance attainment efforts of its tenants, tenant preparedness for the Year 2000 should have minimal impact on the Partnership and are not expected to be material to the Partnership's operations, financial condition or liquidity. While the Partnership has received assurances from some tenants regarding Year 2000 compliance, to the extent the Partnership is not satisfied with the status of a tenant's or third party provider's Year 2000 compliance, the Partnership expects to develop and implement appropriate contingency plans.

Item 3.   Quantitative and Qualitative Disclosure About Market Risk

None.

                          PART II - OTHER INFORMATION

Items 1 - 4.

Not Applicable.

Item 5.   Other Information.

     On July 22, 1999, the General Partner entered into a Real Estate Purchase Contract ("Agreement") on behalf of the Partnership with Milwaukee Street Partners, LLC (the "Buyer"). The Buyer, its officers and directors are not affiliated with the Partnership, the General Partner or its officers and directors. The Agreement, attached as Exhibit 10.1 to this report, provides for the sale of all four of the Partnership's properties owned in fee simple and the assignment of the Partnership's single property subject to a ground lease to the Buyer for a purchase price of $3,550,000, subject to adjustment in certain circumstances. Detailed property descriptions are included in the Agreement.

     In anticipation of the closing of the sale, and to satisfy certain conditions of the Agreement, the Buyer has deposited $100,000 with an escrow agent. The sale will be completed on or prior to December 31, 1999, provided that certain conditions are satisfied, including the obtainment of acceptable financing by the Buyer.

     The General Partner negotiated a purchase price of $3,550,000 based on its evaluation of the Properties' current return and the potential for future appreciation. After deducting all expenses associated with the sale, payment of management and disposition fees due to the General Partner, payment of all debts, liabilities and obligations of the Partnership and the establishment of reserves for contingencies, the General Partner intends to make a liquidating distribution of the net proceeds to the Limited Partners prior to the end of the 1999 fiscal year-end.

Item 6.   Exhibits and Reports on Form 8-K

(a)  Listing of Exhibits:

     10.1 Real Estate Purchase Contract between the Partnership and Milwaukee Street Partners, LLC dated July 22, 1999.

     99.0 Correspondence to the Limited Partners dated August 15, 1999, regarding the Second Quarter 1999 distribution.

(b)  Report on Form 8-K:

     The Registrant filed no reports on Form 8-K during the second quarter of fiscal year 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP



By:  The Provo Group, Inc., General Partner


     /s/ Bruce A. Provo
By: -------------------------------
     Bruce A. Provo, President


Date:  August 14, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:  The Provo Group, Inc., General Partner


     /s/ Bruce A. Provo
By:  ---------------------------------
     Bruce A. Provo, President


Date:  August 14, 1999


     /s/ Kristin J. Atkinson
By:  ------------------------------------
     Kristin J. Atkinson
     Vice President - Finance and Administration


Date:  August 14, 1999