Form 10-Q
period 1999-09-30
DIVALL INCOME PROPERTIES 3 L P
filed 1999-11-10
CIK 858715

                                   FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended     September 30, 1999
                                    --------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                    to
                                    -------------------   ------------------

                        Commission file number  0-20253

                 DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

                     Wisconsin                        39-1660958
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

                                 BALANCE SHEETS

                    September 30, 1999 and December 31, 1998
                    ----------------------------------------

                                     ASSETS


                                                   (Unaudited)
                                                  September 30,   December 31,
                                                       1999           1998
                                                  --------------  -------------
INVESTMENT PROPERTIES:  (Note 3)
     Land                                            $1,553,680     $1,553,680
     Buildings and improvements                       2,249,959      2,249,959
     Accumulated depreciation                          (762,367)      (713,396)
                                                     ----------     ----------
     Net investment properties                        3,041,272      3,090,243
                                                     ----------     ----------
OTHER ASSETS:
     Cash and cash equivalents                          256,416        230,807
     Cash held in Indemnification Trust (Note 8)        316,476        306,386
     Rents and other receivables                         10,405         14,463
     Deferred rent receivable                            19,518         20,778
     Deferred fees                                       18,399         19,738
     Prepaid assets                                         339          3,393
                                                     ----------     ----------
     Total other assets                                 621,553        595,565
                                                     ----------     ----------

     Total assets                                    $3,662,825     $3,685,808
                                                     ==========     ==========



        The accompanying notes are an integral part of these statements.

                 DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                       LIABILITIES AND PARTNERS' CAPITAL

                    September 30, 1999 and December 31, 1998
                    ----------------------------------------



                                                                (Unaudited)
                                                               September 30,   December 31,
                                                                    1999           1998
                                                               --------------  -------------
LIABILITIES:
   Accounts payable and accrued expenses                        $     25,749   $     18,816
   Due to current General Partner                                        158            229
   Security deposits                                                  16,635         16,635
   Unearned rental income                                             45,254         27,254
                                                                ------------   ------------
     Total liabilities                                                87,796         62,934
                                                                ------------   ------------
CONTINGENT LIABILITIES:  (Note 7)

PARTNERS' CAPITAL:  (Notes 1, 4 and 9)
Current General Partner -
   Cumulative net income (loss)                                       16,284         14,756
   Cumulative cash distributions                                      (8,576)        (7,965)
                                                                ------------   ------------

                                                                       7,708          6,791
                                                                ------------   ------------
Limited Partners (17,102.52 interests outstanding)
   Capital contributions, net of offering costs                   14,408,872     14,408,872
   Cumulative net loss                                              (143,076)      (294,314)
   Cumulative cash distributions                                 (10,432,984)   (10,232,984)
   Reallocation of former general partners' deficit capital         (265,491)      (265,491)
                                                                ------------   ------------
                                                                   3,567,321      3,616,083
                                                                ------------   ------------
          Total partners' capital                                  3,575,029      3,622,874
                                                                ------------   ------------
          Total liabilities and partners' capital               $  3,662,825   $  3,685,808
                                                                ============   ============



        The accompanying notes are an integral part of these statements.

                 DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME

                                  (Unaudited)
                                  -----------

                                                      Three Months Ended     Nine Months Ended
                                                         September 30,         September 30,
                                                      -------------------   -------------------
                                                        1999       1998       1999       1998
                                                      --------   --------   --------   --------
REVENUES:
    Rental income                                     $103,780   $ 95,308   $319,348   $304,514
    Interest income                                      5,411      7,233     16,056     34,360
    Other income                                           211          0        386         42
    Gain on sale of assets                                   0          0          0    238,698
    Recovery of amounts previously written off           2,146         52      4,829         52
                                                      --------   --------   --------   --------
                                                       111,548    102,593    340,619    577,666
                                                      --------   --------   --------   --------
EXPENSES:
    Partnership management fees                         16,387     16,215     49,161     48,475
    Restoration fees                                        86          0        193          0
    Insurance                                            1,018      1,094      3,054      3,284
    General and administrative                           8,237      5,649     25,257     32,186
    Advisory Board fees and expenses                     2,600      4,578      8,250     13,489
    Professional services                               20,189     20,881     44,928     68,300
    Professional services related to investigation           0        194          0      1,480
    Appraisals                                               0          0          0     13,776
    Environmental inspections                            1,000          0      1,000      8,250
    Land title surveys                                   5,700     11,950      5,700     11,950
    Disposition fees                                         0          0          0     37,500
    Depreciation                                        16,324     20,591     48,971     63,512
    Amortization                                           446        446      1,339      1,339
                                                      --------   --------   --------   --------
                                                        71,987     81,598    187,853    303,541
                                                      --------   --------   --------   --------
NET INCOME                                            $ 39,561   $ 20,995   $152,766   $274,125
                                                      ========   ========   ========   ========

NET INCOME - GENERAL PARTNER                          $    396   $    210   $  1,528   $  2,741
NET INCOME - LIMITED PARTNERS                           39,165     20,785    151,238    271,384
                                                      --------   --------   --------   --------
                                                      $ 39,561   $ 20,995   $152,766   $274,125
                                                      ========   ========   ========   ========
NET INCOME PER LIMITED PARTNERSHIP INTEREST,
  based on 17,102.52 interests outstanding            $   2.29   $   1.22   $   8.84   $  15.87
                                                      ========   ========   ========   ========


       The accompanying notes are an integral part of these statements.

                 DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                  (Unaudited)
                                  -----------



                                                                      Nine Months Ended September 30,
                                                                     ---------------------------------
                                                                          1999              1998
                                                                     ---------------  ----------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
     Net income                                                           $ 152,766       $   274,125
     Adjustments to reconcile net income to net cash from
        operating activities -
          Depreciation and amortization                                      50,310            64,851
          Gain on sale of assets                                                  0          (238,698)
          Recovery of amounts previously written off                         (4,829)                0
          Interest applied to Indemnification Trust Account                 (10,090)          (12,939)
          Decrease in rents, other receivables and prepaid assets             7,112            26,346
          Decrease in deferred rent receivable                                1,260             9,832
          Increase in accounts payable and accrued expenses                   6,933               124
          (Decrease) in security deposits                                         0           (20,184)
          (Decrease) in due to General Partner                                  (71)           (1,311)
          Increase (Decrease) in unearned rental income                      18,000           (15,000)
                                                                          ---------       -----------

               Net cash provided from operating activities                  221,391            87,146
                                                                          ---------       -----------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
     Recoveries from former affiliates                                        4,829                 0
     Proceeds from sale of assets                                                 0         1,242,562
                                                                          ---------       -----------
               Net cash provided from investing activities                    4,829         1,242,562
                                                                          ---------       -----------
CASH FLOWS (USED IN) FINANCING ACTIVITIES:
     Cash distributions to General Partner                                     (611)           (1,096)
     Cash distributions to Limited Partners                                (200,000)       (1,695,000)
                                                                          ---------       -----------
               Net cash (used in) financing activities                     (200,611)       (1,696,096)
                                                                          ---------       -----------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                               25,609          (366,388)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            230,807           595,420
                                                                          ---------       -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $ 256,416       $   229,032
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

These unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of the Partnership's financial position as of September 30, 1999, and the results of operations for the three and nine-month periods ended September 30, 1999, and 1998, and cash flows for the nine-month periods ended September 30, 1999 and 1998. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.


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

The Partnership is currently engaged in the business of owning and operating its investment portfolio (the "Properties") of commercial real estate. The Properties are leased on a triple net basis to, and operated by, franchisors or franchisees of national, regional and local retail chains under long-term leases. The lessees consist of fast-food, family style, and casual/theme restaurants. At September 30, 1999, the Partnership owned five (5) properties and specialty leasehold improvements for use in all five (5) of the Properties.

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

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation. Through September 30, 1999, $5,772,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, the Partnership has recognized $1,288,000 as income over the past four years, which represents its share of the excess recovery. The current General Partner continues to pursue recoveries of the misappropriated funds, however no further significant recoveries are anticipated.

3.   INVESTMENT PROPERTIES:
     ----------------------

As of September 30, 1999, the Partnership owned five (5) fast-food restaurants comprised of: two (2) Hardee's restaurants, one (1) Applebee's restaurant, and two (2) Denny's restaurants. The five (5) properties are located in three (3) states.

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

During October 1999, Management was notified that an involuntary Bankruptcy Petition had been filed against the tenant of the Partnership's Applebee's property. Our tenant has represented that they expect the Bankruptcy Petition to be dismissed, and we expect no adverse change in the tenant's credit worthiness. The tenant is currently not delinquent in the payment of rent.

The original offering document required the Partnership to lease its properties to a single tenant as long as the properties so leased do not constitute; in the aggregate, more than 20% of the aggregate gross proceeds of the offering. As of September 30, 1999, the Partnership has leased two of its properties to Hardees Food Systems, Inc., which constitute 21% of the aggregate gross proceeds.

6.   TRANSACTIONS WITH CURRENT GENERAL PARTNER:
     ------------------------------------------

Amounts paid to the current General Partner for the nine months ended September 30, 1999 and 1998, are as follow:

Current General Partner                     Incurred as of  Incurred as of
-----------------------                     September 30,   September 30,
                                                1999            1998
                                            --------------  --------------
Management fees                                    $49,161         $48,475
Disposition fees                                         0          37,500
Restoration fees                                       193               0
Cash distribution                                      611           1,096
Overhead allowance                                   3,973           3,911
Reimbursement for out-of-pocket expenses             2,322           8,954
                                                   -------         -------
                                                   $56,260         $99,936
                                                   =======         =======


7.   CONTINGENT LIABILITIES:
     ----------------------

According to the Partnership Agreement, the current General Partner may receive a disposition fee not to exceed 3% of the contract price of the sale of investment properties. Fifty percent (50%) of all such disposition fees earned by the current General Partner is to be escrowed until the aggregate amount of recovery of the funds misappropriated from the Partnerships by the former general partners is greater than $4,500,000. Upon reaching such recovery level, full disposition fees will thereafter be payable and fifty percent (50%) of the previously escrowed amounts will be paid to the current General Partner. At such time as the recovery exceeds $6,000,000 in the aggregate, the remaining escrowed disposition fees shall be paid to the current General Partner. If such levels of recovery are not achieved, the current General Partner will contribute the amounts escrowed towards the recovery. In lieu of an escrow, 50% of all such disposition fees have been paid directly to the restoration account and then distributed among the three Partnerships. After surpassing the $4,500,000 recovery level during March 1996, 50% of the amounts previously escrowed was refunded to the current General Partner. The remaining amount allocated to the Partnerships may be owed to the current General Partner if the $6,000,000 recovery level is met. As of

September 30, 1999, the Partnership may owe the current General Partner $18,862, which is currently reflected as a recovery, if the $6,000,000 recovery level is achieved, which is unlikely.

8.   PMA INDEMNIFICATION TRUST:
     --------------------------

The PMA provides that the Permanent Manager will be indemnified from any claims or expenses arising out of or relating to the Permanent Manager serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by the Permanent Manager. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership's creditors. An Indemnification Trust ("Trust") serving such purposes has been established at United Missouri Bank, N.A. The Trust has been fully funded with Partnership assets as of September 30, 1999. Funds are invested in U.S. Treasury securities. In addition, interest totaling $66,476 has been credited to the Trust as of September 30, 1999. The rights of the Permanent Manager to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by the Permanent Manager of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against the Permanent Manager and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that the Permanent Manager shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

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

10.  SUBSEQUENT EVENTS:
     ------------------

On November 15, 1999, the Partnership made a distribution to the Limited Partners for the Third Quarter 1999 of $50,000 amounting to approximately $2.92 per limited partnership interest.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources:
--------------------------------

Investment Properties and Net Investment in Direct Financing Leases
-------------------------------------------------------------------

The investment properties, including equipment held by the Partnership at September 30, 1999, were originally purchased at a price, including acquisition costs, of approximately $6,091,000.

Other Assets
------------

Cash and cash equivalents were $256,000 at September 30, 1999, compared to $231,000 at December 31, 1998. The Partnership designated cash of $50,000 to fund the Third Quarter 1999 distributions to Limited

Partners; $55,000 for the payment of accounts payable and accrued expenses; and the remainder represents reserves deemed necessary to allow the Partnership to operate normally. Cash generated through the operations of the Partnership's investment properties and sales of investment properties will provide the sources for future fund liquidity and Limited Partner distributions.

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

Liabilities
-----------

Accounts payable and accrued expenses at September 30, 1999, in the amount of $26,000, primarily represented the accrual of legal and auditing fees.

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

Cash distributions paid to the Limited Partners and to the General Partner during 1999, of $200,000 and $611, respectively, have also been made in accordance with the amended Partnership Agreement. The Third Quarter 1999 distribution of $50,000 was paid to the Limited Partners on November 15, 1999.

Results of Operations:
----------------------

The Partnership reported net income for the quarter ended September 30, 1999, in the amount of $40,000 compared to net income for the quarter ended September 30, 1998 of $21,000. Net income for the nine months ended September 30, 1999 and 1998 totaled $153,000 and $274,000, respectively.

Revenues
--------

Total revenues were $112,000, and $103,000, for the quarters ended September 30, 1999, and 1998, respectively, and were $341,000 and $578,000 for the nine months ended September 30, 1999 and 1998, respectively. The 1998 income includes a first quarter gain of $239,000 recognized on the sale of a Denny's property to the tenant.

Total revenues, should approximate $400,000 annually or $100,000 quarterly, based on leases currently in place. Future revenues may decrease with tenant defaults and/or sales of Partnership properties. They may also increase with additional rents due from tenants, if those tenants experience sales levels which require the payment of additional rent to the Partnership.

Expenses
--------

For the quarters ended September 30, 1999 and 1998, cash expenses amounted to approximately 50% and 59% of total revenues, respectively. For the nine months ended September 30, 1999 and 1998, cash expenses totaled 40% and 41% of total revenues, respectively. Total expenses, including non-cash items, amounted to 65% and 80% of total revenues for the quarters ended September 30, 1999 and 1998, respectively and totaled 55% and 53% of total revenues for the nine months ended September 30, 1999 and 1998, respectively. During 1998, disposition fees of $37,500 on the sale of the Denny's property in Sanford, Florida, and fees incurred for the appraisal, survey, and environmental inspection of the Partnership's properties totaling $34,000 and legal fees totaling $25,000 had a negative impact on expenses. However, the gain recorded during 1998 had a favorable impact on the expense to revenue ratios.

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

Tenants are responsible for the operation of any equipment located at the Partnership's properties. While the Partnership is not fully aware of the compliance attainment efforts of its tenants, tenant preparedness for the Year 2000 should have minimal impact on the Partnership and are not expected to be material to the Partnership's operations, financial condition or liquidity. While the Partnership has received assurances from some tenants regarding Year 2000 compliance, to the extent the Partnership is not satisfied with the status of a tenant's or third party provider's Year 2000 compliance, the Partnership has developed and will implement appropriate contingency plans.

Item 3.   Quantitative and Qualitative Disclosure About Market Risk

None.

                          PART II - OTHER INFORMATION

Items 1 - 4.

Not Applicable.

Item 5.   Other Information.

     As previously disclosed in the Partnership's Form 10-Q for the quarter ended June 30, 1999, the Partnership has entered into a contract (the "MSP Contract") to sell all five of the Partnership's remaining properties to Milwaukee Street Partners, LLC ("MSP"). Recently, however, certain disagreements with respect to the MSP Contract have arisen between the Partnership and MSP which threaten completion of the contemplated sale. While the Partnership and MSP continue to communicate, there can be no assurance that a final sale of the properties pursuant to the MSP contract will be consummated. Given the uncertainties surrounding the MSP Contract, the Partnership is uncertain whether the sale of the properties and distribution of the sale proceeds to the Limited Partners in liquidation of the Partnership will occur in calendar year 1999, as originally anticipated.

Item 6.   Exhibits and Reports on Form 8-K

(a)  Listing of Exhibits:

     99.0 Correspondence to the Limited Partners dated November 15, 1999, regarding the Third Quarter 1999 distribution.

(b)  Report on Form 8-K:

     The Registrant filed no reports on Form 8-K during the third quarter of fiscal year 1999.

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


Date:  November 12, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:  The Provo Group, Inc., General Partner



By:  /s/Bruce A. Provo
     --------------------------
     Bruce A. Provo, President


Date:  November 12, 1999



By:  /s/Kristin J. Atkinson
     --------------------------------------------
     Kristin J. Atkinson
     Vice President - Finance and Administration


Date:  November 12, 1999