Form 10-K405
period 1999-12-31
DIVALL INCOME PROPERTIES 3 L P
filed 2000-03-29
CIK 858715

                                   FORM 10-K
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended   December 31, 1999
                               -----------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to _____________

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

     Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Limited Partnership Interests

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No ______
                                       -----

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

                Index to Exhibits located on page:   30 - 31
                                                   ------------

                                    PART I
Item 1.  Business

Background
----------

The Registrant, DiVall Income Properties 3 Limited Partnership (the "Partnership"), is a limited partnership organized under the Wisconsin Uniform Limited Partnership Act pursuant to an Agreement of Limited Partnership dated as of December 12, 1989, and amended as of December 18, 1989, February 19, 1990, April 9, 1990, February 8, 1993, May 26, 1993, June 1, 1993, and June 30, 1994
(collectively the "Partnership Agreement"). As of December 31, 1999, the Partnership consisted of one General Partner and 1,080 Limited Partners owning an aggregate of 17,102.52 Limited Partnership D-Interests (the "D-Interests") acquired at a public offering price of $1,000 per Interest before volume discounts. The Interests were sold pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933 dated April 23, 1990. On April 23, 1992, the Partnership closed the offering at 17,102.52 D-Interests ($17,102,520), providing net proceeds to the Partnership after volume discounts and offering costs of $14,408,872.

The Partnership is currently engaged in the business of owning and operating its investment portfolio (the "Properties") of commercial real estate. The Properties are leased on a triple net basis to, and operated by, franchisors or franchisees of national, regional and local retail chains under long-term leases. The lessees consist of fast-food, family style, and casual/theme restaurants. At December 31, 1999, the Partnership owned five (5) Properties and specialty leasehold improvements for use in all five (5) of the Properties, as more fully described in Item 2. During the Second Quarter of 1998, the General Partner received the written consent of a majority of the Limited Partners to liquidate the Partnership's assets and dissolve the Partnership. During 1999, Management entered into an agreement to sell the Properties. The sale was not consummated, and the agreement was terminated. Management is currently seeking a purchaser for the Partnership's Properties within the parameters of this consent. However, management expects to continue normal operations for the Partnership for the foreseeable future.

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

The Partnership owned the following Properties (including specialty leasehold improvements) as of December 31, 1999:

                                                                                    Lease
Acquisi-        Property Name                         Purchase         Rental Per   Expiration    Renewal
tion Date       & Address           Lessee            Price (1)        Annum        Date          Options
---------       ---------           ------            ---------        -----        -----         -------
 08/14/90   Hardee's                Hardee's Food      1,648,569(2)     92,000       01/31/2010   None
            2450 E Layton Ave       Systems, Inc.
            St Francis, WI

                                                                                         Lease
Acquisi-        Property Name                              Purchase         Rental Per   Expiration    Renewal
tion Date       & Address                Lessee            Price (1)        Annum        Date          Options
---------       ---------                ------            ---------        -----        -----         -------
09/11/90        Applebee's               B.T. Woodlipp,    1,297,990(2)     116,040      11/30/2009    None
                2101 Greentree Rd        Inc.
                Pittsburgh, PA

02/05/91        Hardee's                 Hardee's Food     1,929,472(2)      88,000      05/31/2010    None
                9505 S 13th St           Systems, Inc.
                Oak Creek, WI

07/01/91        Denny's                  DenAmerica, Inc.    424,187(2)      35,880      06/30/2011    None
                9060 Arapahoe Rd
                Englewood, CO

04/28/92        Denny's                  DenAmerica, Inc.    791,159(2)      77,460      05/31/2012    (3)
                4375 Sinton Rd                               -------         ------
                Colorado Springs, CO

                                                          $6,091,377       $409,380
                                                          ==========       ========

Footnotes.

(1) Purchase price includes all costs incurred to acquire the property.
(2) Purchase price includes cost of specialty leasehold improvements.
(3) Renewal options available.

In connection with the proposed liquidation of the Partnership, appraisals were received on all of the Partnership's Properties. The two Hardee's were written down to their estimated net realizable values based on the appraisals received. The write-downs recorded during 1998, approximated $400,000.

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

(b) As of December 31, 1999, there were 1,080 record holders of Interests in the Partnership.

(c) The Partnership does not pay dividends. However, the Partnership Agreement provides for distributable net cash receipts of the Partnership to be distributed on a quarterly or monthly basis, 99% to the Limited Partners and 1% to the General Partner, subject to the limitations on distributions to the General Partner described in the Partnership Agreement. During 1999 and 1998, $250,000 and $1,745,000, respectively, were distributed in the aggregate to the Limited Partners. In 1999 and 1998, the General Partner received aggregate distributions of $788 and $1,325, respectively.

Item 6.  Selected Financial Data

                DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP
                       (a Wisconsin limited partnership)

                 December 31, 1999, 1998, 1997, 1996, and 1995
                 (not covered by Independent Auditors' Report)

                                1999            1998            1997           1996            1995
--------------------------------------------------------------------------------------------------------

Total Revenue                  $  455,885     $  698,995       $  939,210     $1,812,164      $  951,189
--------------------------------------------------------------------------------------------------------

Net Income (Loss)                 197,113        (68,993)         604,505        697,472          20,425
--------------------------------------------------------------------------------------------------------

Net Income (Loss) per
 Limited Partner Interest           11.41          (3.99)           34.99          40.37            1.18
--------------------------------------------------------------------------------------------------------

Total Assets                    3,658,298      3,685,808        5,543,931      6,720,437       8,001,587
--------------------------------------------------------------------------------------------------------

Total Partners' Capital         3,569,199      3,622,874        5,438,132      6,486,045       7,441,362
--------------------------------------------------------------------------------------------------------

Cash Distributions
per Limited Partnership
Interest                            14.62         102.03            96.48          96.48           42.98
--------------------------------------------------------------------------------------------------------

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources:
--------------------------------

Investment Properties and Net Investment in Direct Financing Leases
-------------------------------------------------------------------

The Properties, including equipment held by the Partnership at December 31, 1999, were originally purchased at a price, including acquisition costs, of approximately $6,091,000.

During 1997, the Partnership sold its Hardee's property in Wahoo, Nebraska for approximately $405,000, resulting in a gain, before disposition fees, of approximately $8,000.

During 1998, the Partnership sold its Denny's property in Sanford, Florida, to the tenant for $1,250,000, resulting in a gain before disposition fees of approximately $240,000.

Other Assets
------------

Cash and cash equivalents held by the Partnership, were $257,000 at December 31, 1999, compared to $231,000 at December 31, 1998. The Partnership designated cash of $50,000 to fund the Fourth Quarter 1999 distributions to Limited Partners paid in February 2000; $73,000 for the payment of year-end accounts payable and accrued expenses; and the remainder represents reserves deemed necessary to allow the Partnership to operate normally. Cash generated through the operations of the Partnership's Properties, and sales of Properties will provide the sources for future fund liquidity and Limited Partner distributions.

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

Liabilities
-----------

Accounts payable and accrued expenses at December 31, 1999, in the amount of $27,000, primarily represented accruals of legal and auditing fees.

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

Cash distributions paid to the Limited Partners and to the General Partner during 1999, of $250,000 and $788, respectively, have also been made in accordance with the Partnership Agreement. The Fourth Quarter 1999 distribution of $50,000 was paid to the Limited Partners on February 15, 2000.

Results of Operations:
----------------------

The Partnership reported net income for the year ended December 31, 1999, in the amount of $197,000 compared to net income (loss) for the years ended December 31, 1998 and 1997 of $(69,000) and $605,000. Results for all three years were different than would be expected from "normal" operations, primarily because of non-cash write-downs of Properties to their net realizable values, and property valuation costs. In addition, 1997 results were impacted by the reversal of a portion of the former general partner receivable write-off, and 1998 was impacted by a gain on the sale of the Florida Denny's Property.

Revenues
--------

Total revenues were $456,000, $699,000, and $939,000, for the years ended December 31, 1999, 1998, and 1997, respectively. A 1997 reversal of a prior year write-off amounted to $283,000. 1998 revenue included a $239,000 gain on the sale of the Florida Denny's Property. Overall, revenues have decreased due to the sale of Properties, leaving fewer revenue-generating Properties in the Partnership's portfolio.

Total revenues should approximate $400,000 annually, based on leases currently in place. Future revenues may decrease with tenant defaults and/or sales of Properties. They may also increase with additional rents due from tenants, if those tenants experience sales levels which require the payment of additional rent to the Partnership.

Expenses
--------

For the years ended December 31, 1999, 1998, and 1997, cash expenses amounted to approximately 42%, 40%, and 24% of total revenues, respectively. Total expenses, including non-cash items, amounted to 57%, 110%, and 36% of total revenues for the years ended December 31, 1999, 1998, and 1997, respectively. Property write-downs negatively impacted expenses during 1998. In addition, during 1998 and 1999 the Partnership incurred legal fees, appraisal costs, and fees for environmental inspections and land title surveys in connection with the proposed liquidation of the Partnership.

The Property write-downs and depreciation are non-cash items and do not affect current operating cash flow of the Partnership or distributions to the Limited Partners.

Inflation:
----------

Inflation has a minimal effect on operating earnings and related cash flows from a portfolio of triple net leases. By their nature, such leases actually fix revenues and are not impacted by rising costs of maintenance, insurance, or real estate taxes. Although the Partnership's leases have percentage rent clauses, percentage rents represented only 4% of total rental income for 1999. If inflation causes operating margins to deteriorate for lessees, if expenses grow faster than revenues, then, inflation may well negatively impact the portfolio through tenant defaults.

It would be misleading to associate inflation with asset appreciation for real estate, in general, and the Partnership's portfolio, specifically. Due to the "triple net" nature of the property leases, asset values generally move inversely with interest rates.

Year 2000:
----------

Management of the Partnership took steps to ensure that all software and systems were Year 2000 compliant, including evaluating the preparedness of its tenants and vendors. The move to the Year 2000 had no impact on the Partnership's operations or those of its tenants. The amount spent by the Partnership on Year 2000 compliance was immaterial.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

None.

Item 8.  Financial Statements and Supplementary Data

                DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP
                ----------------------------------------------

                       (a Wisconsin limited partnership)
                       ---------------------------------

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                  -------------------------------------------


                                                                 Page
                                                                 ----
     Report of Independent Public Accountants.................... 11

     Balance Sheets, December 31, 1999 and 1998................... 2 - 13

     Statements of Income for the Years
     Ended December 31, 1999, 1998, and 1997..................... 14

     Statement of Partners' Capital for the
     Years Ended December 31, 1999, 1998,
     and 1997.................................................... 15

     Statements of Cash Flows for the Years
     Ended December 31, 1999, 1998, and 1997..................... 16 - 17

     Notes to Financial Statements............................... 18 - 25

     Schedule III--Real Estate and Accumulated
     Depreciation................................................ 32

                                                       [LOGO OF ARTHUR ANDERSEN]


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




  To the Partners of
  Divall Insured Properties 3 Limited Partnership:

  We have audited the accompanying balance sheets of Divall Income Properties 3 Limited Partnership (the Partnership), as of December 31, 1999 and 1998, and the related statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Divall Income Properties 3 Limited Partnership, as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

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

                                         /s/ Arthur Andersen LLP



  Chicago, Illinois
  January 28, 2000

                DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                                BALANCE SHEETS

                          December 31, 1999 and 1998
                          --------------------------


                                 ASSETS

                                                 December 31,       December 31,
                                                    1999               1998
                                                 ------------      -------------
INVESTMENT PROPERTIES:  (Note 3)

     Land                                        $ 1,553,680       $1,553,680
     Buildings and improvements                    2,249,959        2,249,959
     Accumulated depreciation                       (778,690)        (713,396)
                                                 -----------       ----------
          Net investment properties                3,024,949        3,090,243
                                                 -----------       ----------

OTHER ASSETS:

     Cash and cash equivalents                       257,312          230,807
     Cash held in indemnification trust (Note 8)     320,341          306,386
     Rents and other receivables                      16,247           14,463
     Deferred rent receivable                         19,099           20,778
     Deferred fees                                    17,952           19,738
     Prepaid assets                                    2,398            3,393
                                                 -----------       ----------
          Total other assets                         633,349          595,565
                                                 -----------       ----------
     Total assets                                $ 3,658,298       $3,685,808
                                                 ===========       ==========

       The accompanying notes are an integral part of these statements.

                DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                                BALANCE SHEETS

                          December 31, 1999 and 1998
                          --------------------------

                       LIABILITIES AND PARTNERS' CAPITAL

                                                                      December 31,        December 31,
                                                                          1999                1998
                                                                      ------------        ------------
LIABILITIES:

     Accounts payable and accrued expenses                              $    27,140        $     18,816
     Due to current General Partner                                              70                 229
     Security deposits                                                       16,635              16,635
     Unearned rental income                                                  45,254              27,254
                                                                      -------------       -------------

          Total liabilities                                                  89,099              62,934
                                                                      -------------        ------------
CONTINGENT LIABILITIES: (Note 7)

PARTNERS' CAPITAL: (Notes 1, 4 and 9)

     Current General Partner -
          Cumulative net income                                              16,727              14,756
          Cumulative cash distributions                                      (8,753)             (7,965)
                                                                       ------------        ------------

                                                                              7,974               6,791
                                                                       ------------        ------------
     Limited Partners (17,102.52 interests outstanding)
          Capital contributions, net of offering costs                   14,408,872          14,408,872
          Cumulative net loss                                               (99,172)           (294,314)
          Cumulative cash distributions                                 (10,482,984)        (10,232,984)
          Reallocation of former general partners' deficit capital         (265,491)           (265,491)
                                                                       ------------        ------------

                                                                          3,561,225           3,616,083
                                                                       ------------        ------------

               Total partners' capital                                    3,569,199           3,622,874
                                                                       ------------        ------------
               Total liabilities and partners' capital                 $  3,658,298        $  3,685,808
                                                                       ============        ============

The accompanying notes are an integral part of these statements.

                DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                             STATEMENTS OF INCOME

             For the Years Ended December 31, 1999, 1998, and 1997

                                                                1999              1998              1997
                                                           -------------      -------------     ------------
 REVENUES:
     Rental income (Note 5)                                 $   426,042        $   420,630       $   597,697
     Interest income on direct financing leases                       0                  0             1,708
     Interest income                                             21,946             39,573            31,435
     Other income                                                   386                 94            17,714
     Gain on sale of assets                                           0            238,698             7,585
     Recovery of amounts previously written off                   7,511                  0           283,071
      (Note 2)                                             ------------       ------------      ------------
                                                                455,885            698,995           939,210
                                                           ------------       ------------      ------------
 EXPENSES:

     Management fees (Note 6)                                    65,420             64,690            52,177
     Disposition fees (Note 6)                                        0             37,500            12,150
     Restoration fees (Note 6)                                      300                  0            11,323
     Insurance                                                    3,873              4,328             4,925
     General and administrative                                  28,395             40,219            39,119
     Advisory Board fees and expenses                            10,850             17,850            14,752
     Appraisals                                                       0             13,776                 0
     Environmental inspections                                    1,000              8,250                 0
     Land title surveys                                           5,700             11,950                 0
     Professional services                                       75,880             81,622            49,768
     Professional services related to Investigation                   0              1,480            37,754
     Depreciation                                                65,294             84,103           110,951
     Amortization                                                 1,786              1,786             1,786
     Write-off of uncollectible receivables                         274                  0                 0
     Write-down of properties to net realizable
     Write-down of properties to net realizable value                 0            400,374                 0
     (Note 3)                                              ------------       ------------      ------------

                                                                258,772            767,928           334,705
                                                           ------------       ------------      ------------

NET INCOME (LOSS)                                           $   197,113        $   (68,933)       $  604,505
                                                           ============       ============      ============
NET INCOME (LOSS) - CURRENT GENERAL PARTNER                 $     1,971        $      (689)       $    6,045

NET INCOME (LOSS) - LIMITED PARTNERS                            195,142            (68,244)          598,460
                                                           ------------       ------------      ------------
                                                            $   197,113        $   (68,933)       $  604,505
                                                           ============       ============      ============

NET INCOME (LOSS) PER LIMITED PARTNERSHIP INTEREST,
   based on 17,102.52 interests outstanding                 $     11.41        $     (3.99)       $    34.99
                                                           ============       ============      ============

       The accompanying notes are an integral part of these statements.

                DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                        STATEMENTS OF PARTNERS' CAPITAL

             For the years ended December 31, 1999, 1998 and 1997
             ----------------------------------------------------


                                              Current General Partner                          Limited Partners
                                       --------------------------------------    ------------------------------------------
                                                                                    Capital
                                       Cumulative     Cumulative                 Contributions,  Cumulative    Cumulative
                                       Net Income       Cash                         Net of      Net Income       Cash
                                         (Loss)     Distributions      Total     Offering Costs    (Loss)     Distributions
                                       ----------   -------------     -------    --------------  ----------   -------------
BALANCE AT DECEMBER 31, 1996              $ 9,400        $ (4,222)    $ 5,178       $14,408,872   $(824,530)   $ (6,837,984)
  Cash Distributions
    ($96.48 per limited partnership
     interest outstanding)                                 (2,418)     (2,418)                                   (1,650,000)
  Net Income                                6,045                       6,045                       598,460
                                       ----------   -------------     -------    --------------  ----------    ------------

BALANCE AT DECEMBER 31, 1997              $15,445        $ (6,640)    $ 8,805       $14,408,872   $(226,070)   $ (8,487,984)

  Cash Distributions
    ($102.03 per limited partnership
     interest outstanding)                                 (1,325)     (1,325)                                   (1,745,000)
  Net Loss                                   (689)                       (689)                      (68,244)
                                       ----------   -------------     -------    --------------  ----------    ------------

BALANCE AT DECEMBER 31, 1998              $14,756        $ (7,965)    $ 6,791       $14,408,872   $(294,314)   $(10,232,984)

  Cash Distributions
    ($14.62 per limited partnership
     interest outstanding)                                   (788)       (788)                                     (250,000)
  Net Income                                1,971                       1,971                       195,142
                                       ----------   -------------     -------    --------------  ----------   -------------

BALANCE AT DECEMBER 31, 1999              $16,727        $ (8,753)    $ 7,974       $14,408,872   $ (99,172)   $(10,482,984)
                                       ==========   =============     =======    ==============  ==========   =============

                                           Reallocation           Total
                                           ------------        -----------
BALANCE AT DECEMBER 31, 1996                  $(265,491)       $ 6,480,867

  Cash Distributions
    ($96.48 per limited partnership
     interest outstanding)                                      (1,650,000)
  Net Income                                                       598,460
                                           ------------        -----------

BALANCE AT DECEMBER 31, 1997                  $(265,491)       $ 5,429,327

  Cash Distributions
    ($102.03 per limited partnership
     interest outstanding)                                      (1,745,000)
  Net Loss                                                         (68,244)
                                           ------------        -----------

BALANCE AT DECEMBER 31, 1998                  $(265,491)       $ 3,616,083

  Cash Distributions
    ($14.62 per limited partnership
     interest outstanding)                                        (250,000)
  Net Income                                                       195,142
                                           ------------        -----------

BALANCE AT DECEMBER 31, 1999                  $(265,491)       $ 3,561,225
                                           ============        ===========

       The accompanying notes are an integral part of these statements.

                DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                           STATEMENTS OF CASH FLOWS

             For the Years Ended December 31, 1999, 1998, and 1997
             -----------------------------------------------------

                                                                                      1998          1998            1997
                                                                                    ---------    -----------     -----------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
     Net income (loss)                                                              $ 197,113    $   (68,933)    $   604,505
     Adjustments to reconcile net income (loss) to net cash from (used in)
      operating activities -
          Depreciation and amortization                                                67,080         85,889         112,737
          Write-down of properties to net realizable value                                  0        400,374               0
          Net gain on disposition                                                           0       (238,698)         (7,585)
          Recovery of amounts previously written off                                   (7,511)             0        (283,071)
          Write-off of uncollectible receivables                                          274              0               0
          Interest applied to Indemnification Trust Account                           (13,955)       (15,724)        (14,414)
          (Increase)/Decrease in rents, other receivables and prepaid assets           (1,063)         8,855           4,667
          Decrease in deferred rent receivable                                          1,679         10,251          10,079
          Deposits (received) applied for real estate taxes                                 0              0          81,447
          Increase/(Decrease) in accounts payable and accrued expenses                  8,324         (6,515)         (4,949)
          Increase/(Decrease) in due to General Partner                                  (159)        (1,166)        (47,932)
          (Decrease) in security deposits                                                   0        (20,184)        (10,160)
          Increase/(Decrease) in real estate taxes payable                                  0              0         (81,217)
          Increase/(Decrease) in unearned rental income                                18,000        (15,000)         15,665
                                                                                    ---------    -----------     -----------

               Net cash provided from (used in) operating activities                  269,782        139,149         379,772
                                                                                    ---------    -----------     -----------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
     Principal payments received on direct financing leases                                 0              0          25,017
     Recoveries from former G.P. affiliates                                             7,511              0         283,071
     Proceeds from sale of land and buildings                                               0      1,242,563         404,850
                                                                                    ---------    -----------     -----------

               Net cash provided from investing activities                              7,511      1,242,563         712,938
                                                                                    ---------    -----------     -----------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:

     Cash distributions to General Partner                                               (788)        (1,325)         (2,418)
     Cash distributions to Limited Partners                                          (250,000)    (1,745,000)     (1,650,000)
                                                                                    ---------    -----------     -----------

               Net cash (used in) financing activities                               (250,788)    (1,746,325)     (1,652,418)
                                                                                    ---------    -----------     -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   26,505       (364,613)       (559,708)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                        230,807        595,420       1,155,128
                                                                                    ---------    -----------     -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                            $ 257,312    $   230,807     $   595,420
                                                                                    =========    ===========     ===========

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

                       DECEMBER 31, 1999, 1998, AND 1997

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

The Partnership is currently engaged in the business of owning and operating its investment portfolio (the "Properties") of commercial real estate. The Properties are leased on a triple net basis to, and operated by, franchisors or franchisees of national, regional and local retail chains under long-term leases. The lessees consist of fast-food, family style, and casual/theme restaurants. At December 31, 1999, the Partnership owned five (5) properties and specialty leasehold improvements for use in all five (5) of the Properties.

Rental revenue from investment properties is recognized on the straight-line basis over the life of the respective lease. Revenue from direct financing leases is recognized at level rates of return over the term of the lease. Percentage rents have historically been accrued throughout the year based on the tenant's actual reported year-to-date sales along with Management's estimate of the tenant's sales for any remaining unreported periods during the year. However, during 2000, the partnership adopted SAB 101, which requires the recording of percentage rents only when the tenant has reached the breakpoint stipulated in the lease.

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

The Partnership follows Statement of Financial Accounting Standards No.121 ("SFAS 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, which requires that all long-lived assets be reviewed for impairment in value whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Partnership will be dissolved on December 1, 2015, or earlier upon the prior occurrence of any of the following events: (a) the disposition of all interests in real estate and other Partnership assets; (b) the decision by Majority Vote of the Limited Partners to dissolve the Partnership or to compel the sale of all or substantially all of the Partnership's assets; (c) the failure to elect a successor General Partner within six months after removal of the last remaining General Partner; or (d) the date of the death or the effective date of dissolution, removal, withdrawal, bankruptcy, or incompetency of the last remaining General Partner, unless the Partnership is continued by vote of all Limited Partners and a replacement General Partner is previously elected by a majority of the Limited Partners. The General Partner received the consent of the Limited Partners to liquidate the Partnership's assets and dissolve the Partnership, during the Second Quarter of 1998. During 1999, Management entered into an agreement to sell the Properties. The sale was not consummated and the agreement was terminated. Management is currently seeking a buyer for the Partnership's Properties within the parameters of the consent. However, Management expects to continue normal operations for the Partnership for the foreseeable future.

No provision for Federal income taxes has been made, as any liability for such taxes would be that of the individual partners rather than the Partnership. At December 31, 1999, the tax basis of the Partnership's assets exceeded the amounts reported in the accompanying financial statements by approximately $3,219,000.

The following represents a reconciliation of net income (loss) as stated on the Partnership's statements of income to net income for tax reporting purposes:

                                                                 1999              1998              1997
                                                           ----------------  ----------------  ----------------
     Net income (loss) per statements of income                $197,113           $(68,933)        $604,505

     Book to tax depreciation difference                        (16,725)               368            8,014

     Straight line rent adjustment                               (1,679)           (10,251)         (10,079)

     Prepaid rent                                                18,000            (15,000)               0

     Property write-downs                                             0            400,374                0

     Other, net                                                      37             (2,547)           5,231
                                                               --------           --------         --------

                                                               $196,746           $304,011         $607,671
     Net income for tax reporting purposes                     ========           ========         ========

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

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation. Restoration expenses and recoveries have been allocated based on the same percentages. Through December 31, 1999, $5,780,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, during 1996, 1997 and 1999, the Partnership has recognized $1,291,000 as income, which represents its share of the excess recovery. The current General Partner continues to pursue recoveries of the misappropriated funds, however, no further significant recoveries are anticipated.

3.  INVESTMENT PROPERTIES:
    ----------------------

As of December 31, 1999, the Partnership owned five (5) fast-food restaurants comprised of: two (2) Hardee's restaurants, one (1) Applebee's restaurant, and two (2) Denny's restaurants. The five (5) properties are located in three (3) states.

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

In connection with the proposed liquidation of the Partnership, appraisals were received on all of the Partnership's Properties. During 1998, the two Hardee's were written down to their estimated net realizable values based on the appraisals received. The write-downs totaled approximately $400,000.

According to the Partnership Agreement, the former general partners were to commit 82% of the original offering proceeds to the acquisition of investment properties. Upon the close of the offering, approximately 57% of the original offering proceeds was invested in the Partnership's properties.

The current General Partner receives a fee for managing the Partnership equal to 4% of gross receipts, with a maximum reimbursement for office rent and related office overhead of $25,000 between the three original affiliated Partnerships. Effective March 1, 1999, the minimum management fee and the maximum reimbursement for office rent and overhead increased by 1.6% representing the allowable annual Consumer Price Index adjustment per the Permanent Manager Agreement ("PMA"). For purposes of computing the 4% overall fee, gross receipts includes amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. TPG has received fees from the Partnership totaling $88,197 to date on the amounts recovered, which has been offset against the 4% minimum fee.

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

Aggregate minimum lease payments to be received under the leases for the Partnership's properties are as follows:

          Year ending
          December 31,
             2000                          $  409,380
             2001                             409,380
             2002                             409,380
             2003                             409,380
             2004                             409,380
          Thereafter                        2,322,578
                                           ----------

                                           $4,369,478
                                           ==========

Percentage rentals included in rental income in 1999, 1998, and 1997 were $18,341, $11,692, and $20,658, respectively.

Two (2) of the Partnership's properties are leased to a Denny's franchise. Base rent from these properties amounted to approximately 28% of total base rent in 1999.

Two (2) of the Partnership's properties are leased to a Hardee's franchise. Base rent from these properties is approximately 44% of total base rents.

The original offering document required the Partnership to lease its properties to a single tenant as long as the properties so leased do not constitute; in the aggregate, more than 20% of the aggregate gross proceeds of the offering. As of December 31, 1999, the Partnership has leased two of its properties to Hardee's Food Systems, Inc., which constituted 21% of the aggregate gross proceeds.

6.  TRANSACTIONS WITH CURRENT GENERAL PARTNER:
    ------------------------------------------

Amounts incurred to the current General Partner for the years ended December 31, 1999, 1998, and 1997, are as follows:

Current General Partner                        Incurred           Incurred            Incurred
-----------------------
                                         for the year ended  for the year ended   for the year ended
                                          December 31, 1999   December 31, 1998    December 31, 1997
                                         ------------------- -------------------  -------------------
Management fees                                 $65,420             $ 64,690             $52,177
Disposition fees                                      0               37,500              12,150
Restoration fees                                    300                    0              11,323
Leasing commissions                                   0                    0                   0
Cash distribution                                   788                1,325               2,418
Overhead allowance                                5,303                5,219               5,150
Reimbursement for out-of-pocket                   3,532               10,229              11,493
 expenses                                       -------             --------             -------
                                                $75,343             $118,963             $94,711
                                                =======             ========             =======

7.  CONTINGENT LIABILITIES:
    ----------------------

According to the Partnership Agreement, as amended, the current General Partner may receive a disposition fee not to exceed 3% of the contract price of the sale of investment properties. Fifty percent (50%) of all such disposition fees earned by the current General Partner is to be escrowed until the aggregate amount of recovery of the funds misappropriated from the Partnerships by the former general partners is greater than $4,500,000. Upon reaching such recovery level, full disposition fees will thereafter be payable and fifty percent (50%) of the previously escrowed amounts will be paid to the current General Partner. At such time as the recovery exceeds $6,000,000 in the aggregate, the remaining escrowed disposition fees shall be paid to the current General Partner. If such levels of recovery are not achieved, the current General Partner will contribute the amounts escrowed towards the recovery. In lieu of an escrow, 50% of all such disposition fees have been paid directly to a restoration account and then distributed among the three Partnerships. Fifty percent (50%) of the total amount paid to the recovery was refunded to the current General Partner during 1996, after exceeding the $4,500,000 recovery level. The remaining amount allocated to the Partnerships may be owed to the current General Partner if the $6,000,000 recovery level is met. As of December 31, 1999, the Partnership may owe the current General Partner $18,862, which has been reflected as a recovery, if the $6,000,000 recovery level is achieved. Management believes it is unlikely that this recovery level will be achieved.

8.  PMA INDEMNIFICATION TRUST:
    --------------------------

The Permanent Manager Agreement ("PMA") provides that the Permanent Manager will be indemnified from any claims or expenses arising out of or relating to the Permanent Manager serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by the Permanent Manager. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership's creditors. An Indemnification Trust ("Trust") serving such purposes has been established at United Missouri Bank, N.A. The Trust has been fully funded with Partnership assets as of

December 31, 1999. Funds are invested in U.S. Treasury securities. In addition, interest totaling $70,341 has been credited to the Trust as of December 31, 1999. The rights of the Permanent Manager to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by the Permanent Manager of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against the Permanent Manager and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that the Permanent Manager shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

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

10.  SUBSEQUENT EVENTS:
     ------------------

In February 2000, the Partnership made a distribution to the Limited Partners from operations for the Fourth Quarter 1999 of $50,000 amounting to $2.92 per Interest.

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

The executive officers and director of the General Partner who control the affairs of the Partnership are as follows:

     Bruce A. Provo, Age 49 - President, Founder and Director.   Mr. Provo has
     been involved in the management of real estate and other asset portfolios since 1979. Since he founded the company in 1985, Mr. Provo has been President of TPG. From 1982 to 1986, Mr. Provo served as President and Chief Operating Officer of the North Kansas City Development Company ("NKCDC"), North Kansas City, Missouri. NKCDC was founded in 1903 and the assets of the company were sold in December, 1985 for $102,500,000. NKCDC owned commercial and industrial properties, including an office park and a retail district, as well as apartment complexes, motels, recreational facilities, fast food restaurants, and other properties. NKCDC's holdings consisted of over 100 separate properties and constituted approximately 20% of the privately held real property in North Kansas City, Missouri (a four square mile municipality). Following the sale of the company's real estate, Mr. Provo served as the President and Chief Executive Officer and Liquidating Trustee of NKCDC from 1986 to 1991.

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

     Kristin J. Atkinson, Age 37 - Vice President - Finance and Administration. Ms. Atkinson joined TPG in September 1994, to provide management expertise in the areas of financial controls and management accounting services for four limited partnerships managed by TPG. Prior to joining TPG, Ms. Atkinson was Manager of Financial

     Reporting for Farm & Home Savings Association (a $4 billion savings and loan association) for nine years where she was responsible for supervision of the preparation of internal and external financial documentation, including regulatory filings for the savings association and its parent company. Ms. Atkinson graduated Magna Cum Laude with a B.S. in Accounting from Missouri Southern State College in Joplin, Missouri and worked as an accountant for James P. Arthur and Company for one year before joining Farm & Home Savings Association.

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

     Richard W. Otte - Editorial Writer. Mr. Otte is in his seventh year as an Editorial Board Member and editorial writer for The Volusion, a DeLand, Florida, subsidiary of the News-Journal Corporation in Daytona Beach, Florida. Mr. Otte retired in 1988 after 34 years with the Dispatch Printing Co., serving his last eight years as Managing Editor of the Columbus Dispatch and as a member of its Operating Committee. He previously was the executive sports editor of the newspaper in Ohio's capital city. Mr. Otte's 49 years in professional journalism also include news reporting, editing and sports assignments with the Daytona Journal Herald and Springfield News-Sun. Mr. Otte is a Limited Partner representing DiVall 2.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a) As of December 31, 1999, the following entity is known to beneficially own 5% or more of the outstanding Interests as follows:

                                                                 Interests      Percentage of
 Title of                          Name and Address of          Beneficially     Interests of
 Class                             Beneficial Owner               Owned         Outstanding
 ------                            -------------------          ------------    --------------
 Limited Partnership        The Engineers Joint Pension Fund        1,500             8.77%
 Interests                  4325 S. Salina Street
                                 Syracuse, NY 13205

(b) As of December 31, 1999, neither the General Partner nor any of its affiliates owned any Interests in the Partnership.

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

Under the PMA, TPG shall be indemnified by the Partnership, DiVall and Magnuson, and their controlled affiliates, and shall be held harmless from all claims of any party to the Partnership Agreement and from any third party including, without limitation, the Limited Partners of the Partnership, for any and all liabilities, damages, costs, and expenses, including reasonable attorneys' fees, arising from or related to claims relating to or arising from the PMA or its status as Permanent Manager. The indemnification does not extend to claims arising from fraud or criminal misconduct of TPG as established by court findings. To the extent possible, the Partnership is to provide TPG with appropriate errors and omissions, officers liability or similar insurance coverage, at no cost to TPG. In addition, TPG is granted the right to establish the Trust in an amount not to exceed $250,000, solely for the purpose of funding such indemnification obligations. Once a determination has been made that no such claims can or will be made against TPG, the balance of the Trust will become unrestricted cash of the Partnership. As of December 31, 1999, the Partnership had fully funded the Trust.

The following fees and reimbursements from the Partnership were incurred to management in 1999:

  The Provo Group, Inc.
  ---------------------

     Management Fees                             $65,420
     Restoration Fees                                300
     Office Overhead Allowance                     5,303
     Direct Cost Reimbursements                    3,532
                                                 -------

       1999 Total                                $74,555
                                                 =======

                                 PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)    1.    Financial Statements

             The following financial statements of DiVall Income Properties 3 Limited Partnership are included in Part II, Item 8:

             Report of Independent Public Accountants

             Balance Sheets, December 31, 1999 and 1998

             Statements of Income for the Years Ended December 31, 1999, 1998 and 1997

             Statements of Partners' Capital for the Years Ended December 31, 1999, 1998 and 1997

             Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997

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

          99.0 Correspondence to the Limited Partners dated February 15, 2000, regarding the Fourth Quarter 1999 distribution.

(b)  Report on Form 8-K:

     The Registrant filed no reports on Form 8-K during the fourth quarter of fiscal year 1999.

                DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP
            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1999

                                                                                                Gross amount at which
                                                  Initial cost to Partnership                carried at end of year (A)
                                                 -----------------------------               ----------------------------
                                                                    Building                          Building
                                                                      and                               and
           Property                Encumbrances        Land        Improvements         Land         Improvements        Total
-----------------------------------------------------------------------------------------------------------------------------------
Pittsburgh, Pennsylvania                  $  -      $   274,467      $  616,866       $   274,467     $  616,866       $  891,333
St. Francis, Wisconsin                       -         485,354          709,028          468,354         606,153        1,074,507
Oak Creek, Wisconsin                         -         496,505          845,400          496,505         547,901        1,044,406
Englewood, Colorado                          -               -          213,210                -         213,210          213,210
Colorado Springs, Colorado                   -         314,354          265,829          314,354         265,829          580,183

                              ----------------------------------------------------------------------------------------------------
                                          $  0      $1,570,680       $2,650,333       $1,553,680      $2,249,959       $3,803,639
                              ====================================================================================================

                                                                                                 Life on which
                                                                                                  depreciation
                                                                                                   in latest
                                                                                                   statement
                                                                                                 of operations
                                  Accumulated             Date of               Date              is computed
           Property               depreciation          construction          acquired              (years)
----------------------------------------------------------------------------------------------------------------
Pittsburgh, Pennsylvania               $ 194,985            1990                 9/11/90              31.5
St. Francis, Wisconsin                   221,906            1990                 8/14/90              31.5
Oak Creek, Wisconsin                     238,124            1991                  2/5/91              31.5
Englewood, Colorado                       58,977            1991                  7/1/91              31.5
Colorado Springs, Colorado                64,698             -                   4/28/92              31.5
                                  --------------
                                       $ 778,690
                                  ==============

(A) Represents aggregate costs for federal income tax purposes.

(B) Reconciliation of "Real Estate and Accumulated Depreciation":

                                     Year ended               Year ended
Investments in Real Estate        December 31, 1999       December 31, 1998
-------------------------------------------------------------------------------
Balance at beginning of year            $ 3,803,639             $ 5,340,446

Property write-down                               0                (400,374)


Sale of Property                                  0              (1,136,433)
                                  ---------------------------------------------

Balance at end of year                  $ 3,803,639             $ 3,803,639
                                  =============================================

                                        Year ended              Year ended
Accumulated Depreciation            December 31, 1999        December 31, 1998
---------------------------------------------------------------------------------
Balance at beginning of year                 $ 713,396                $ 761,861

Additions charged to costs
  and expenses                                  65,294                   84,103

Sale of Property                                     0                 (132,568)
                                  ------------------------------------------------

Balance at end of year                       $ 778,690                $ 713,396
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



DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP


By: The Provo Group, Inc., General Partner



By:
      ----------------------------------------
      Bruce A. Provo, President


Date: March 26, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:   The Provo Group, Inc., General Partner



By:
      ----------------------------------------
      Bruce A. Provo, President


Date: March 26, 2000



By:
      ----------------------------------------
      Kristin J. Atkinson
      Vice President - Finance and Administration


Date: March 26, 2000

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP


By: The Provo Group, Inc., General Partner



By:   /s/ Bruce A. Provo
      ----------------------------------------
      Bruce A. Provo, President


Date: March 26, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:   The Provo Group, Inc., General Partner



By:   /s/ Bruce A. Provo
      ----------------------------------------
      Bruce A. Provo, President


Date: March 26, 2000



By:   /s/ Kristin J. Atkinson
      ----------------------------------------
      Kristin J. Atkinson
      Vice President - Finance and Administration


Date: March 26, 2000