Form 10-Q
period 2000-03-31
DIVALL INCOME PROPERTIES 3 L P
filed 2000-05-12
CIK 858715

                                   FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended     March 31, 2000
                                    -----------------------------------------

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

     Securities registered pursuant to Section 12(g) of the Act: Limited Partnership Interests

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes     X     No
                                          ---------   --------

                         PART I - FINANCIAL INFORMATION
                         Item 1.  Financial Statements

                 DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                      March 31, 2000 and December 31, 1999
                      ------------------------------------

                                     ASSETS


                                                 (Unaudited)
                                                  March 31,     December 31,
                                                     2000          1999
                                                  ----------    ----------
INVESTMENT PROPERTIES:  (Note 3)

   Land                                           $1,553,680    $1,553,680
   Buildings and improvements                      2,249,959     2,249,959
   Accumulated depreciation                         (795,014)     (778,690)
                                                  ----------    ----------

      Net investment properties                    3,008,625     3,024,949
                                                  ----------    ----------
OTHER ASSETS:

   Cash and cash equivalents                         274,159       257,312
   Cash held in Indemnification Trust (Note 8)       324,472       320,341
   Rents and other receivables                        12,734        16,247
   Deferred rent receivable                           18,679        19,099
   Deferred fees                                      17,507        17,952
   Prepaid assets                                      1,711         2,398
                                                  ----------    ----------

      Total other assets                             649,262       633,349
                                                  ----------    ----------

                    Total assets                  $3,657,887    $3,658,298
                                                  ==========    ==========








        The accompanying notes are an integral part of these statements.

                 DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                       LIABILITIES AND PARTNERS' CAPITAL

                      March 31, 2000 and December 31, 1999
                      ------------------------------------



                                                                    (Unaudited)
                                                                      March 31,         December 31,
                                                                        2000               1999
                                                                   ------------         ------------
LIABILITIES:

   Accounts payable and accrued expenses                           $     29,596         $     27,140
   Due to current General Partner                                           331                   70
   Security deposits                                                     16,635               16,635
   Unearned rental income                                                42,254               45,254
                                                                   ------------         ------------

     Total liabilities                                                   88,816               89,099
                                                                   ------------         ------------
CONTINGENET LIABILITIES:  (Note 7)

PARTNERS' CAPITAL:  (Notes 1, 4 and 9)

Current General Partner -
   Cumulative net income (loss)                                          17,228               16,727
   Cumulative cash distributions                                         (8,953)              (8,753)
                                                                   ------------         ------------

                                                                          8,275                7,974
                                                                   ------------         ------------
Limited Partners (17,102.52 interests outstanding)
   Capital contributions, net of offering costs                      14,408,872           14,408,872
   Cumulative net loss                                                  (49,601)             (99,172)
   Cumulative cash distributions                                    (10,532,984)         (10,482,984)
   Reallocation of former general partners' deficit capital            (265,491)            (265,491)
                                                                   ------------         ------------

                                                                      3,560,796            3,561,225
                                                                   ------------         ------------

          Total partners' capital                                     3,569,071            3,569,199
                                                                   ------------         ------------

          Total liabilities and partners' capital                  $  3,657,887         $  3,658,298
                                                                   ============         ============



        The accompanying notes are an integral part of these statements.

                 DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME

                                  (Unaudited)
                                  -----------

                                                          Three Months Ended
                                                               March 31,
                                                         ----------------------
                                                           2000          1999
                                                         --------      --------
REVENUES:
     Rental income                                       $102,485      $109,367
     Interest income                                        6,149         5,036
     Recovery of amounts previously written off             1,610         2,683
                                                         --------      --------

                                                          110,244       117,086
                                                         --------      --------
EXPENSES:
     Partnership management fees                           16,530        16,301
     Restoration fees                                          64           107
     Insurance                                                729         1,018
     General and administrative                             5,338         8,233
     Advisory Board fees and expenses                       4,544         1,400
     Professional services                                 16,197        11,813
     Depreciation                                          16,324        16,324
     Amortization                                             446           446
                                                         --------      --------

                                                           60,172        55,642
                                                         --------      --------

NET INCOME                                               $ 50,072      $ 61,444
                                                         --------      --------
NET INCOME - GENERAL PARTNER                             $    501      $    614

NET INCOME - LIMITED PARTNERS                              49,571        60,830
                                                         --------      --------

                                                         $ 50,072      $ 61,444
                                                         --------      --------
NET INCOME PER LIMITED PARTNERSHIP
INTEREST, based on 17,102.52 interests outstanding
                                                            $2.90         $3.56
                                                         ========      ========



        The accompanying notes are an integral part of these statements.

                DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                           STATEMENTS OF CASH FLOWS

                                  (Unaudited)
                                  -----------



                                                                                        Three Months Ended March 31,
                                                                                        ----------------------------

                                                                                          2000                1999
                                                                                        --------            --------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
     Net income                                                                         $ 50,072            $ 61,444
     Adjustments to reconcile net income to net cash from (used in)
        operating activities -
          Depreciation and amortization                                                   16,770              16,770
          Recovery of amounts previously written off                                      (1,610)             (2,683)
          Interest applied to Indemnification Trust Account                               (4,131)             (3,191)
          (Increase)/Decrease in rents, other receivables & prepaid assets                 4,200              (6,327)
          Decrease in deferred rent receivable                                               420                 420
          Increase in accounts payable and accrued expenses                                2,456               2,433
          Increase/(Decrease) in due to General Partner                                      260                  17
          Increase/(Decrease) in unearned rental income                                   (3,000)             15,000
                                                                                        --------            --------

               Net cash provided from operating activities                                65,437              83,883
                                                                                        --------            --------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
     Recoveries from former affiliates                                                     1,610               2,683
                                                                                        --------            --------
               Net cash provided from investing activities
                                                                                           1,610               2,683
                                                                                        --------            --------
CASH FLOWS (USED IN) FINANCING ACTIVITIES:
     Cash distributions to General Partner                                                  (200)               (246)
     Cash distributions to Limited Partners                                              (50,000)            (60,000)
                                                                                        --------            --------
               Net cash (used in) financing activities
                                                                                         (50,200)            (60,246)
                                                                                        --------            --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                 16,847              26,320

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         257,312             230,807
                                                                                        --------            --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $274,159            $257,127
                                                                                        ========            ========


       The accompanying notes are an integral part of these statements.

                DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS


These unaudited interim financial statements should be read in conjunction with DiVall Income Properties 3, Limited Partnership's (the "Partnership") 1999 annual audited financial statements within Form 10-K.

These unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 2000, and the results of operations for the three-month periods ended March 31, 2000, and 1999, and cash flows for the three-month periods ended March 31, 2000 and 1999. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.


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

The Partnership is currently engaged in the business of owning and operating its investment portfolio (the "Properties") of commercial real estate. The Properties are leased on a triple net basis to, and operated by, franchisors or franchisees of national, regional and local retail chains under long-term leases. The lessees consist of fast-food, family style, and casual/theme restaurants. At March 31, 2000, the Partnership owned five (5) properties and specialty leasehold improvements for use in all five (5) of the Properties.

Rental revenue from investment properties is recognized on the straight-line basis over the life of the respective lease. Percentage rents were previously accrued throughout the year based on the tenant's actual reported year-to-date sales along with Management's estimate of the tenant's sales for any remaining unreported periods during the year. However, effective January 1, 2000, the Partnership adopted Staff

Accounting Bulletin 101, which requires the recording of percentage rents only when the tenant has reached the breakpoint stipulated in its lease.

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

The Partnership will be dissolved on December 1, 2015, or earlier upon the prior occurrence of any of the following events: (a) the disposition of all interests in real estate and other Partnership assets; (b) the decision by Majority Vote (as defined in the Amended Agreement of Limited Partnership ("Partnership Agreement")) of the Limited Partners to dissolve the Partnership or to compel the sale of all or substantially all of the Partnership's assets;
(c) the failure to elect a successor General Partner within six months after removal of the last remaining General Partner; or (d) the date of the death or the effective date of dissolution, removal, withdrawal, bankruptcy, or incompetency of the last remaining General Partner, unless the Partnership is continued by vote of all Limited Partners and a replacement General Partner is previously elected by a majority of the Limited Partners. During the Second Quarter of 1998, the General Partner received the consent of the Limited Partners to liquidate the Partnership's assets and dissolve the Partnership. Management is working with a potential buyer for the Properties within the parameters of the consent. However, Management expects to continue normal operations for the Partnership for the forseeable future.

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

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation. Through March 31, 2000, $5,783,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, since 1996, the Partnership has recognized $1,294,000 as income, which represents its share of the excess recovery. The current General Partner continues to pursue recoveries of the misappropriated funds, however no further significant recoveries are anticipated.

3.   INVESTMENT PROPERTIES:
     ----------------------

As of March 31, 2000, the Partnership owned five (5) fast-food restaurants comprised of: two (2) Hardee's restaurants, one (1) Applebee's restaurant, and two (2) Denny's restaurants. The five (5) properties are located in three (3) states.

The Denny's property in Colorado Springs is located on a parcel of land where the Partnership has entered into a long-term ground lease. The lease payments are made by the tenants of the property.

During April 2000, Hardee's Food Systems, Inc. notified Management of its intent to close its restaurant in Oak Creek, Wisconsin. The lease on the property does not expire until 2010, and Hardee's is required to continue making rent payments until that time or until a lease termination agreement is entered into.

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

The current General Partner receives a fee for managing the Partnership equal to 4% of gross receipts, with a maximum reimbursement for office rent and related overhead of $25,000 between the three original affiliated Partnerships as provided in the Permanent Manager Agreement ("PMA"). On May 26, 1993, the Permanent Manager, TPG, replaced the former general partners as the new General Partner, as provided for in an amendment to the Partnership Agreement dated May 26, 1993. Pursuant to amendments to the Partnership Agreement, TPG continues to provide management services for the same fee structure as provided in the PMA mentioned above. Effective March 1, 2000, the minimum management fee and the maximum reimbursement for office rent and overhead increased by 2.2% representing the allowable annual Consumer Price Index adjustment per the PMA. For purposes of computing the 4% overall fee, gross receipts includes amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. TPG has received fees from the Partnership totaling $88,261 to date on the amounts recovered, which has been offset against the 4% minimum fee.

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

Two (2) of the Partnership's properties are leased to Hardee's Food Systems, Inc. Base rent from these properties amounted to approximately 44% of total base rents.

The original offering document required the Partnership to lease its properties to a single tenant as long as the properties so leased do not constitute; in the aggregate, more than 20% of the aggregate gross proceeds of the offering. As of March 31, 2000, the Partnership has leased two of its properties to Hardees Food Systems, Inc., which constitute 21% of the aggregate gross proceeds.

6.   TRANSACTIONS WITH CURRENT GENERAL PARTNER:
     ------------------------------------------

Amounts paid to the current General Partner for the quarters ended March 31, 2000 and 1999, are as follow:

    Current General Partner                     Incurred as of    Incurred as of
    -----------------------                     March 31, 2000    March 31, 1999
                                                --------------    --------------
    Management fees                                    $16,530           $16,301
    Restoration fees                                        64               107
    Cash distribution                                      200               246
    Overhead allowance                                   1,339             1,315
    Reimbursement for out-of-pocket expenses             1,077               798
                                                       -------           -------
                                                       $19,210           $18,767
                                                       =======           =======

7.   CONTINGENT LIABILITIES:
     ----------------------

According to the Partnership Agreement, the current General Partner may receive a disposition fee not to exceed 3% of the contract price of the sale of investment properties. Fifty percent (50%) of all such disposition fees earned by the current General Partner is to be escrowed until the aggregate amount of recovery of the funds misappropriated from the Partnerships by the former general partners is greater than $4,500,000. Upon reaching such recovery level, full disposition fees will thereafter be payable and fifty percent (50%) of the previously escrowed amounts will be paid to the current General Partner. At such time as the recovery exceeds $6,000,000 in the aggregate, the remaining escrowed disposition fees shall be paid to the current General Partner. If such levels of recovery are not achieved, the current General Partner will contribute the amounts escrowed towards the recovery. In lieu of an escrow, 50% of all such disposition fees have been paid directly to the restoration account and then distributed among the three Partnerships. After surpassing the $4,500,000 recovery level during March 1996, 50% of the amounts previously escrowed was refunded to the current General Partner. The remaining amount allocated to the Partnerships may be owed to the current General Partner if the $6,000,000 recovery level is met. As of

March 31, 2000, the Partnership may owe the current General Partner $18,862, which is currently reflected as a recovery, if the $6,000,000 recovery level is achieved, which is unlikely.

8.   PMA INDEMNIFICATION TRUST:
     --------------------------

The PMA provides that the Permanent Manager will be indemnified from any claims or expenses arising out of or relating to the Permanent Manager serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by the Permanent Manager. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership's creditors. An Indemnification Trust ("Trust") serving such purposes has been established at United Missouri Bank, N.A. The Trust has been fully funded with Partnership assets as of March 31, 2000. Funds are invested in U.S. Treasury securities. In addition, interest totaling $74,472 has been credited to the Trust as of March 31, 2000. The rights of the Permanent Manager to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by the Permanent Manager of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against the Permanent Manager and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that the Permanent Manager shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

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

10.  SUBSEQUENT EVENTS:
     ------------------

On May 15, 2000, the Partnership made a distribution to the Limited Partners for the First Quarter 2000 of $65,000 amounting to approximately $3.80 per limited partnership interest.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources:
--------------------------------

Investment Properties and Net Investment in Direct Financing Leases
-------------------------------------------------------------------

The investment properties, including equipment held by the Partnership at March 31, 2000, were originally purchased at a price, including acquisition costs, of approximately $6,091,000.

During April 2000, Hardee's Food Systems, Inc. notified Management of its intent to close its restaurant in Oak Creek, Wisconsin. The lease on the property does not expire until 2010, and Hardee's is required to continue making rent payments until that time or until a lease termination agreement is entered into.

Other Assets
------------

Cash and cash equivalents were $274,000 at March 31, 2000, compared to $257,000 at December 31, 1999. The Partnership designated cash of $65,000 to fund the First Quarter 2000 distributions to Limited Partners; $76,000 for the payment of accounts payable and accrued expenses; and the remainder represents reserves deemed necessary to allow the Partnership to operate normally. Cash generated through the operations of the Partnership's investment properties and sales of investment properties will provide the sources for future fund liquidity and Limited Partner distributions.

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

Liabilities
-----------

Accounts payable and accrued expenses at March 31, 2000, in the amount of $30,000, primarily represented the accrual of legal and auditing fees, but also included $6,000 being held on behalf of the tenant of the Partnership's Applebee's restaurant pursuant to a tax dispute with the county. Once the dispute is settled the funds will be remitted to the county in payment of real estate taxes or refunded to the tenant.

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

Cash distributions paid to the Limited Partners and to the General Partner during 2000, of $50,000 and $200, respectively, have also been made in accordance with the amended Partnership Agreement. The First Quarter 2000 distribution of $65,000 was paid to the Limited Partners on May 15, 2000.

Results of Operations:
----------------------

The Partnership reported net income for the quarter ended March 31, 2000, in the amount of $50,000 compared to net income for the quarter ended March 31, 1999 of $61,000.

Revenues
--------

Total revenues were $110,000, and $117,000, for the quarters ended March 31, 2000, and 1999, respectively. The decrease in revenue of $7,000 is a result of a change in accounting method which precludes the recognition of percentage rents until the tenant reaches their specified breakpoint. Previously, percentage rents had been accrued throughout the year in which they were earned.

Total revenues, should approximate $400,000 annually or $100,000 quarterly, based on leases currently in place. Future revenues may decrease with tenant defaults and/or sales of Partnership properties. They may also increase with additional rents due from tenants, if those tenants experience sales levels which require the payment of additional rent to the Partnership.

Expenses
--------

For the quarters ended March 31, 2000 and 1999, cash expenses amounted to approximately 39% and 33% of total revenues, respectively. Total expenses, including non-cash items, amounted to 55% and 48% of total revenues for the quarters ended March 31, 2000 and 1999, respectively.

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

                          PART II - OTHER INFORMATION

Items 1 - 5.

Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Listing of Exhibits:

     99.0 Correspondence to the Limited Partners dated May 15, 2000, regarding the First Quarter 2000 distribution.

(b)  Report on Form 8-K:

     The Registrant filed no reports on Form 8-K during the first quarter of fiscal year 2000.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP



By:    The Provo Group, Inc., General Partner



By:    /s/ Bruce A Provo
       ------------------------------------
       Bruce A. Provo, President


Date:  May 15, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:    The Provo Group, Inc., General Partner



By:    /s/ Bruce A. Provo
       ------------------------------------
       Bruce A. Provo, President


Date:  May 15, 2000



By:    /s/ Kristin J. Atkinson
       ------------------------------------
       Kristin J. Atkinson
       Vice President - Finance and Administration


Date:  May 15, 2000