Form 10-Q
period 2000-06-30
DIVALL INCOME PROPERTIES 3 L P
filed 2000-08-11
CIK 858715

                                   FORM 10-Q

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended     June 30, 2000
                                        -----------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to ______________

                         Commission file number 0-20253

                DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP
            (Exact name of registrant as specified in its charter)

            Wisconsin                                        391660958
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No _______
                                        ---

                         PART I FINANCIAL INFORMATION
                         Item 1. Financial Statements

                DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                                BALANCE SHEETS

                      June 30, 2000 and December 31, 1999
                      -----------------------------------

                                    ASSETS

                                                      (Unaudited)
                                                        June 30,     December 31,
                                                          2000           1999
                                                     -------------   ------------
INVESTMENT PROPERTIES:  (Note 3)
        Land                                          $ 1,553,680    $ 1,553,680
        Buildings and improvements                      2,249,959      2,249,959
        Accumulated depreciation                         (811,338)      (778,690)
                                                     -------------   ------------
             Net investment properties                  2,992,301      3,024,949
                                                     -------------   ------------

OTHER ASSETS:

        Cash and cash equivalents                         279,407        257,312
        Cash held in Indemnification Trust (Note 8)       329,307        320,341
        Rents and other receivables                         1,073         16,247
        Deferred rent receivable                           18,259         19,099
        Deferred fees                                      17,060         17,952
        Prepaid assets                                        978          2,398
                                                     -------------   ------------

             Total other assets                           646,084        633,349
                                                     -------------   ------------

             Total assets                             $ 3,638,385    $ 3,658,298
                                                     =============   ============


        The accompanying notes are an integral part of these statements.

                DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                       LIABILITIES AND PARTNERS' CAPITAL

                      June 30, 2000 and December 31, 1999
                      -----------------------------------

                                                               (Unaudited)
                                                                 June 30,      December 31,
                                                                   2000           1999
                                                              -------------    ------------
LIABILITIES:
   Accounts payable and accrued expenses                      $     35,172     $    27,140
   Due to current General Partner                                      161              70
   Security deposits                                                16,635          16,635
   Unearned rental income                                           42,254          45,254
                                                              -------------    ------------
     Total liabilities                                              94,222          89,099
                                                              -------------    ------------

CONTINGENT LIABILITIES:  (Note 7)

PARTNERS' CAPITAL:  (Notes 1, 4 and 9)

Current General Partner -
   Cumulative net income (loss)                                     17,630          16,727
   Cumulative cash distributions                                    (9,114)         (8,753)
                                                              -------------    ------------

                                                                     8,516           7,974
                                                              -------------    ------------
Limited Partners (17,102.52 interests outstanding)
   Capital contributions, net of offering costs                 14,408,872      14,408,872
   Cumulative net loss                                              (9,750)        (99,172)
   Cumulative cash distributions                               (10,597,984)    (10,482,984)
   Reallocation of former general partners' deficit capital       (265,491)       (265,491)
                                                              -------------    ------------
                                                                 3,535,647       3,561,225
                                                              -------------    ------------
          Total partners' capital                                3,544,163       3,569,199
                                                              -------------    ------------
          Total liabilities and partners' capital             $  3,638,385     $ 3,658,298
                                                              =============    ============


        The accompanying notes are an integral part of these statements.

                DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                             STATEMENTS OF INCOME

                                  (Unaudited)
                                  -----------

                                                         Three Months Ended    Six Months Ended
                                                              June 30,             June 30,
                                                        -------------------   -------------------
                                                          2000       1999       2000       1999
                                                        --------   --------   --------   --------
REVENUES:
     Rental income                                      $101,925   $106,201   $204,410   $215,568
     Interest income                                       7,135      5,609     13,284     10,645
     Other income                                            200        175        200        175
     Recovery of amounts previously written off            1,073          0      2,683      2,683
                                                        --------   --------   --------   --------

                                                         110,333    111,985    220,577    229,071
                                                        --------   --------   --------   --------
EXPENSES:
     Partnership management fees                          16,793     16,473     33,323     32,774
     Restoration fees                                         43          0        107        107
     Insurance                                               733      1,018      1,462      2,036
     General and administrative                           14,316      8,787     19,654     17,020
     Advisory Board fees and expenses                      2,196      4,250      6,740      5,650
     Professional services                                19,229     12,926     35,426     24,739
     Depreciation                                         16,323     16,323     32,647     32,647
     Amortization                                            447        447        893        893
                                                        --------   --------   --------   --------

                                                          70,080     60,224    130,252    115,866
                                                        --------   --------   --------   --------

NET INCOME                                              $ 40,253   $ 51,761   $ 90,325   $113,205
                                                        ========   ========   ========   ========

NET INCOME  GENERAL PARTNER                             $    403   $    518   $    903   $  1,132

NET INCOME  LIMITED PARTNERS                              39,850     51,243     89,422    112,073
                                                        --------   --------   --------   --------

                                                        $ 40,253   $ 51,761   $ 90,325   $113,205
                                                        ========   ========   ========   ========

NET INCOME PER LIMITED PARTNERSHIP INTEREST, based on
17,102.52 interests outstanding                         $   2.33   $   3.00   $   5.23   $   6.55
                                                        ========   ========   ========   ========

       The accompanying notes are an integral part of these statements.

                DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                           STATEMENTS OF CASH FLOWS

                                  (Unaudited)
                                  -----------

                                                                       Six Months Ended June 30,
                                                                       -------------------------
                                                                          2000           1999
                                                                       -----------    ----------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
     Net income                                                          $  90,325    $ 113,205
     Adjustments to reconcile net income to net cash from
        operating activities -
          Depreciation and amortization                                     33,540       33,540
          Recovery of amounts previously written off                        (2,683)      (2,683)
          Interest applied to Indemnification Trust Account                 (8,966)      (6,728)
          Decrease in rents, other receivables and prepaid assets           16,594        7,949
          Decrease in deferred rent receivable                                 840          840
          Increase (Decrease) in accounts payable and accrued expenses       8,032       (2,317)
          Increase (Decrease) in due to General Partner                         91          (22)
          Increase (Decrease) in unearned rental income                     (3,000)      18,000
                                                                       -----------    ---------
               Net cash provided from operating activities                 134,773      161,784
                                                                       -----------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Recoveries from former affiliates                                       2,683        2,683
                                                                       -----------    ---------
               Net cash provided from investing activities                   2,683        2,683
                                                                       -----------    ---------

CASH FLOWS (USED IN) FINANCING ACTIVITIES:
     Cash distributions to General Partner                                    (361)        (453)
     Cash distributions to Limited Partners                               (115,000)    (120,000)
                                                                       -----------    ---------
               Net cash (used in) financing activities                    (115,361)    (120,453)
                                                                       -----------    ---------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                                              22,095       44,014

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           257,312      230,807
                                                                       -----------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $ 279,407    $ 274,821
                                                                       ===========    =========


       The accompanying notes are an integral part of these statements.

                DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS


These unaudited interim financial statements should be read in conjunction with DiVall Income Properties 3 Limited Partnership's (the "Partnership") 1999 annual audited financial statements within Form 10-K.

These unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of the Partnership's financial position as of June 30, 2000, and the results of operations for the three and six-month periods ended June 30, 2000, and 1999, and cash flows for the six-month periods ended June 30, 2000 and 1999. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

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

The Partnership is currently engaged in the business of owning and operating its investment portfolio (the "Properties") of commercial real estate. The Properties are leased on a triple net basis to, and operated by, franchisors or franchisees of national, regional and local retail chains under long-term leases. The lessees consist of fast-food, family style, and casual/theme restaurants. At June 30, 2000, the Partnership owned five (5) properties and specialty leasehold improvements for use in all five (5) of the Properties.

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

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation. Through June 30, 2000, $5,785,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, the Partnership has recognized $1,295,000 as income over the past five years, which represents its share of the excess recovery. The current General Partner continues to pursue recoveries of the misappropriated funds, however no further significant recoveries are anticipated.

3.   INVESTMENT PROPERTIES:
     ----------------------

As of June 30, 2000, the Partnership owned five (5) fastfood restaurants comprised of: two (2) Hardee's restaurants, one (1) Applebee's restaurant, and two (2) Denny's restaurants. The five (5) properties are located in three (3) states.

The Denny's property in Colorado Springs is located on a parcel of land where the partnership has entered into a longterm ground lease. The lease payments are made by the tenant of the property.

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

The current General Partner receives a fee for managing the Partnership equal to 4% of gross receipts, with a maximum reimbursement for office rent and related overhead of $25,000 between the three original affiliated Partnerships as provided in the Permanent Manager Agreement ("PMA") which amount has been reduced due to the 1998 sale of DiVall 1. On May 26, 1993, the Permanent Manager, TPG, replaced the former general partners as the new General Partner, as provided for in an amendment to the Partnership Agreement dated May 26, 1993. Pursuant to amendments to the Partnership Agreement, TPG continues to provide management services for the same fee structure as provided in the PMA mentioned above. Effective March 1, 2000, the minimum management fee and the maximum reimbursement for office rent and overhead increased by 2.2% representing the allowable annual Consumer Price Index adjustment per the PMA. For purposes of computing the 4% overall fee, gross receipts includes amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. TPG has received fees from the Partnership totaling $88,304 to date on the amounts recovered, which has been offset against the 4% minimum fee.

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

Aggregate minimum lease payments to be received under the leases for the Partnership's properties are as follows:

               Year ending
               December 31,

                   2000                        $   409,380
                   2001                            409,380
                   2002                            409,380
                   2003                            409,380
                   2004                            409,380
               Thereafter                        2,322,578
                                               -----------
                                               $ 4,369,478
                                               ===========

Two (2) of the Partnership's properties are leased to a Denny's franchisee. Base rent from these properties amounted to approximately 28% of total base rent in 1999.

Two (2) of the Partnership's properties are leased to Hardee's Food Systems, Inc. Base rent from these properties amounted to approximately 44% of total base rents.

The original offering document required the Partnership to lease its properties to a single tenant as long as the properties so leased do not constitute; in the aggregate, more than 20% of the aggregate gross proceeds of the offering. As of June 30, 2000, the Partnership has leased two of its properties to Hardees Food Systems, Inc., which constitute 21% of the aggregate gross proceeds.

6.   TRANSACTIONS WITH CURRENT GENERAL PARTNER:
     ------------------------------------------

Amounts paid to the current General Partner for the six months ended June 30, 2000 and 1999, are as follow:

Current General Partner                  Incurred as of     Incurred as of
-----------------------                  June 30, 2000      June 30, 1999
                                         -------------      -------------
Management fees                              $  33,323          $  32,774
Restoration fees                                   107                107
Cash distribution                                  361                453
Overhead allowance                               2,697              2,644
Reimbursement for out-of-pocket expenses         1,759              1,688
                                             ---------          ---------
                                             $  38,247          $  37,666
                                             =========          =========

7.   CONTINGENT LIABILITIES:
     ----------------------

According to the Partnership Agreement, the current General Partner may receive a disposition fee not to exceed 3% of the contract price of the sale of investment properties. Fifty percent (50%) of all such disposition fees earned by the current General Partner is to be escrowed until the aggregate amount of recovery of the funds misappropriated from the Partnerships by the former general partners is greater than $4,500,000. Upon reaching such recovery level, full disposition fees will thereafter be payable and fifty percent (50%) of the previously escrowed amounts will be paid to the current General Partner. At such time as the recovery exceeds $6,000,000 in the aggregate, the remaining escrowed disposition fees shall be paid to the current General Partner. If such levels of recovery are not achieved, the current General Partner will contribute the amounts escrowed towards the recovery. In lieu of an escrow, 50% of all such disposition fees have been paid directly to the restoration account and then distributed among the three Partnerships. After surpassing the $4,500,000 recovery level during March 1996, 50% of the amounts previously escrowed was refunded to the current General Partner. The remaining amount allocated to the Partnerships may be owed to the current General Partner if the $6,000,000 recovery level is met. As of June 30, 2000, the Partnership may owe the current General Partner $18,862, which is currently reflected as a recovery, if the $6,000,000 recovery level is achieved, which is unlikely.

8.   PMA INDEMNIFICATION TRUST:
     --------------------------

The PMA provides that the Permanent Manager will be indemnified from any claims or expenses arising out of or relating to the Permanent Manager serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by the Permanent Manager. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership's creditors. An Indemnification Trust ("Trust") serving such purposes has been established at United Missouri Bank, N.A. The Trust has been fully funded with Partnership assets as of June 30, 2000. Funds are invested in U.S. Treasury securities. In addition, interest totaling $79,307 has been credited to the Trust as of June 30, 2000. The rights of the Permanent Manager to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by the Permanent Manager of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against the Permanent Manager and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that the Permanent Manager shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

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

10.  SUBSEQUENT EVENTS:
     ------------------

On August 15, 2000, the Partnership made a distribution to the Limited Partners for the Second Quarter 2000 of $65,000 amounting to approximately $3.80 per limited partnership interest.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources:
--------------------------------

Investment Properties and Net Investment in Direct Financing Leases
-------------------------------------------------------------------

The investment properties, including equipment held by the Partnership at June 30, 2000, were originally purchased at a price, including acquisition costs, of approximately $6,091,000.

Other Assets
------------

Cash and cash equivalents were $279,000 at June 30, 2000, compared to $257,000 at December 31, 1999. The Partnership designated cash of $65,000 to fund the Second Quarter 2000 distributions to Limited Partners; $78,000 for the payment of accounts payable and accrued expenses; and the remainder represents reserves deemed necessary to allow the Partnership to operate normally. Cash generated through the operations of the Partnership's investment properties and sales of investment properties will provide the sources for future fund liquidity and Limited Partner distributions.

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

Liabilities
-----------

Accounts payable and accrued expenses at June 30, 2000, in the amount of $35,000, primarily represented the accrual of legal and auditing fees, but at June 30, 2000 also included $6,000 held in escrow from the tenant of the Applebee's property for settlement of a property tax dispute with the county.

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

Cash distributions paid to the Limited Partners and to the General Partner during 2000, of $115,000 and $361, respectively, have also been made in accordance with the amended Partnership Agreement. The Second Quarter 2000 distribution of $65,000 was paid to the Limited Partners on August 15, 2000.

Results of Operations:
----------------------

The Partnership reported net income for the quarter ended June 30, 2000, in the amount of $40,000 compared to net income for the quarter ended June 30, 1999 of $52,000. Net income for the six months ended June 30, 2000 and 1999 totaled $90,000 and $113,000, respectively.

Revenues
--------

Total revenues were $110,000, and $112,000, for the quarters ended June 30, 2000, and 1999, respectively, and were $221,000 and $229,000 for the six months ended June 30, 2000 and 1999, respectively.

Total revenues, should approximate $400,000 annually or $100,000 quarterly, based on leases currently in place. Future revenues may decrease with tenant defaults and/or sales of Partnership properties. They may also increase with additional rents due from tenants, if those tenants experience sales levels which require the payment of additional rent to the Partnership.

Expenses
--------

For the quarters ended June 30, 2000 and 1999, cash expenses amounted to approximately 48% and 39% of total revenues, respectively. For the six months ended June 30, 2000 and 1999, cash expenses totaled 44% and 36% of total revenues, respectively. Total expenses, including noncash items, amounted to 64% and 54% of total revenues for the quarters ended June 30, 2000 and 1999, respectively and totaled 59% and 51% of total revenues for the six months ended June 30, 2000 and 1999, respectively. Expenses have been negatively impacted by costs associated with the attempt to sell the Partnership's properties.

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

                          PART II - OTHER INFORMATION

Items 1 - 5.

Not Applicable.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Listing of Exhibits:

     99.0 Correspondence to the Limited Partners dated August 15, 2000, regarding the Second Quarter 2000 distribution.

(b)  Report on Form 8-K:

     The Registrant filed no reports on Form 8-K during the second quarter of fiscal year 2000.

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

Date:  August 14, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:    The Provo Group, Inc., General Partner

By:    /s/ Bruce A. Provo
       --------------------------------------
       Bruce A. Provo, President

Date:  August 14, 2000


By:    /s/ Kristin J. Atkinson
       --------------------------------------
       Kristin J. Atkinson
       Vice President - Finance and Administration

Date:  August 14, 2000