Form 10-Q
period 2000-09-30
DIVALL INCOME PROPERTIES 3 L P
filed 2000-11-13
CIK 858715

                                   FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended     September 30, 2000
                                    ---------------------------------

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

                                 BALANCE SHEETS

                    September 30, 2000 and December 31, 1999
                    ----------------------------------------

                                     ASSETS


                                                    (Unaudited)
                                                   September 30,   December 31,
                                                       2000            1999
                                                   -------------   ------------
INVESTMENT PROPERTIES: (Note 3)

     Land                                            $1,553,680     $1,553,680
     Buildings and improvements                       2,249,959      2,249,959
     Accumulated depreciation                          (827,661)      (778,690)
                                                     ----------     ----------

         Net investment properties                    2,975,978      3,024,949
                                                     ----------     ----------

OTHER ASSETS:

     Cash and cash equivalents                          274,339        257,312
     Cash held in Indemnification Trust (Note 8)        334,329        320,341
     Rents and other receivables                              0         16,247
     Deferred rent receivable                            17,839         19,099
     Deferred fees                                       16,613         17,952
     Prepaid assets                                         244          2,398
                                                     ----------     ----------

         Total other assets                             643,364        633,349
                                                     ----------     ----------

         Total assets                                $3,619,342     $3,658,298
                                                     ==========     ==========

        The accompanying notes are an integral part of these statements.

                 DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                       LIABILITIES AND PARTNERS' CAPITAL

                    September 30, 2000 and December 31, 1999
                    ----------------------------------------

                                                                 (Unaudited)
                                                                September 30,   December 31,
                                                                    2000           1999
                                                                -------------   ------------
LIABILITIES:

   Accounts payable and accrued expenses                        $     24,749   $     27,140
   Due to current General Partner                                        226             70
   Security deposits                                                  16,635         16,635
   Unearned rental income                                             42,254         45,254
                                                                ------------   ------------

     Total liabilities                                                83,864         89,099
                                                                ------------   ------------

CONTINGENT LIABILITIES: (Note 7)

PARTNERS' CAPITAL: (Notes 1, 4 and 9)

Current General Partner -
   Cumulative net income (loss)                                       18,196         16,727
   Cumulative cash distributions                                      (9,340)        (8,753)
                                                                ------------   ------------

                                                                       8,856          7,974
                                                                ------------   ------------
Limited Partners (17,102.52 interests outstanding)
   Capital contributions, net of offering costs                   14,408,872     14,408,872
   Cumulative net income (loss)                                       46,225        (99,172)
   Cumulative cash distributions                                 (10,662,984)   (10,482,984)
   Reallocation of former general partners' deficit capital         (265,491)      (265,491)
                                                                ------------   ------------

                                                                   3,526,622      3,561,225
                                                                ------------   ------------

          Total partners' capital                                  3,535,478      3,569,199
                                                                ------------   ------------

          Total liabilities and partners' capital               $  3,619,342   $  3,658,298
                                                                ============   ============

        The accompanying notes are an integral part of these statements.

                DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                             STATEMENTS OF INCOME

                                  (Unaudited)
                                  -----------

                                                  Three Months Ended     Nine Months Ended
                                                     September 30,          September 30,
                                                  -------------------   -------------------
                                                    2000       1999       2000       1999
                                                  --------   --------   --------   --------
REVENUES:
    Rental income                                 $101,925   $103,780   $306,335   $319,348
    Interest income                                  7,618      5,411     20,902     16,056
    Other income                                         0        211        200        386
    Recovery of amounts previously written off       1,609      2,146      4,292      4,829
                                                  --------   --------   --------   --------
                                                   111,152    111,548    331,729    340,619
                                                  --------   --------   --------   --------
EXPENSES:
    Partnership management fees                     16,836     16,387     50,159     49,161
    Restoration fees                                     0         86        107        193
    Insurance                                          734      1,018      2,196      3,054
    General and administrative                       4,385      8,237     24,039     25,257
    Advisory Board fees and expenses                 1,313      2,600      8,053      8,250
    Professional services                           14,573     20,189     49,999     44,928
    Environmental inspections                            0      1,000          0      1,000
    Land title surveys                                   0      5,700          0      5,700
    Depreciation                                    16,324     16,324     48,971     48,971
    Amortization                                       446        446      1,339      1,339
                                                  --------   --------   --------   --------
                                                    54,611     71,987    184,863    187,853
                                                  --------   --------   --------   --------

NET INCOME                                        $ 56,541   $ 39,561   $146,866   $152,766
                                                  ========   ========   ========   ========
NET INCOME - GENERAL PARTNER                      $    565   $    396   $  1,469   $  1,528

NET INCOME - LIMITED PARTNERS                       55,976     39,165    145,397    151,238
                                                  --------   --------   --------   --------
                                                  $ 56,541   $ 39,561   $146,866   $152,766
                                                  ========   ========   ========   ========
NET INCOME PER LIMITED PARTNERSHIP INTEREST,
  based on 17,102.52 interests outstanding        $   3.27   $   2.29   $   8.50   $   8.84
                                                  ========   ========   ========   ========


       The accompanying notes are an integral part of these statements.

                DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                           STATEMENTS OF CASH FLOWS

                                  (Unaudited)
                                  -----------

                                                                          Nine Months Ended
                                                                            September 30,
                                                                        ----------------------
                                                                          2000         1999
                                                                        ---------    ---------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
    Net income                                                          $ 146,866    $ 152,766
    Adjustments to reconcile net income to net cash from operating activities -
        Depreciation and amortization                                      50,310       50,310
        Recovery of amounts previously written off                         (4,292)      (4,829)
        Interest applied to Indemnification Trust Account                 (13,988)     (10,090)
        Decrease in rents, other receivables and prepaid assets            18,401        7,112
        Decrease in deferred rent receivable                                1,260        1,260
        Increase (Decrease) in accounts payable and accrued expenses       (2,391)       6,933
        Increase (Decrease) in due to General Partner                         156          (71)
        Increase (Decrease) in unearned rental income                      (3,000)      18,000
                                                                        ---------    ---------
            Net cash provided from operating activities                   193,322      221,391
                                                                        ---------    ---------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
    Recoveries from former affiliates                                       4,292        4,829
                                                                        ---------    ---------
            Net cash provided from investing activities                     4,292        4,829
                                                                        ---------    ---------
CASH FLOWS (USED IN) FINANCING ACTIVITIES:
    Cash distributions to General Partner                                    (587)        (611)
    Cash distributions to Limited Partners                               (180,000)    (200,000)
                                                                        ---------    ---------
            Net cash (used in) financing activities                      (180,587)    (200,611)
                                                                        ---------    ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                  17,027       25,609

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          257,312      230,807
                                                                        ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $ 274,339    $ 256,416
                                                                        =========    =========


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

These unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of the Partnership's financial position as of September 30, 2000, and the results of operations for the three and nine-month periods ended September 30, 2000, and 1999, and cash flows for the nine-month periods ended September 30, 2000 and 1999. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.


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

The Partnership is currently engaged in the business of owning and operating its investment portfolio (the "Properties") of commercial real estate. The Properties are leased on a triple net basis to, and operated by, franchisors or franchisees of national, regional and local retail chains under long-term leases. The lessees consist of fast-food, family style, and casual/theme restaurants. At September 30, 2000, the Partnership owned five (5) properties and specialty leasehold improvements for use in all five (5) of the Properties.

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

The Partnership will be dissolved on December 1, 2015, or earlier upon the prior occurrence of any of the following events: (a) the disposition of all interests in real estate and other Partnership assets; (b) the decision by Majority Vote (as defined in the Amended Agreement of Limited Partnership ("Partnership Agreement") of the Limited Partners to dissolve the Partnership or to compel the sale of all or substantially all of the Partnership's assets; (c) the failure to elect a successor General Partner within six months after removal of the last remaining General Partner; or (d) the date of the death or the effective date of dissolution, removal, withdrawal, bankruptcy, or incompetency of the last remaining General Partner, unless the Partnership is continued by vote of all Limited Partners and a replacement General Partner is previously elected by a majority of the Limited Partners. During the Second Quarter of 1998, the General Partner received the consent of the Limited Partners to liquidate the Partnership's assets and dissolve the Partnership. Management is seeking a buyer for the properties within the parameters of the consent. However, until such sale is actually consummated, which is uncertain, the Partnership plans to continue normal operations until an actual sale of the properties is completed.

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

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation. Through September 30, 2000, $5,788,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, the Partnership has recognized $1,297,000 as income over the past four years, which represents its share of the excess recovery. The current General Partner continues to pursue recoveries of the misappropriated funds, however no further significant recoveries are anticipated.

3.   INVESTMENT PROPERTIES:
     ----------------------

As of September 30, 2000, the Partnership owned five (5) fast-food restaurants comprised of: two (2) Hardee's restaurants, one (1) Applebee's restaurant, and two (2) Denny's restaurants. The five (5) properties are located in three (3) states.

A Denny's property in Englewood, Colorado is located on a parcel of land where the Partnership has entered into a long-term ground lease. These lease payments are made by the tenant of the property.

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

The original offering document required the Partnership to lease its properties to a single tenant as long as the properties so leased do not constitute; in the aggregate, more than 20% of the aggregate gross proceeds of the offering. As of September 30, 2000, the Partnership has leased two of its properties to Hardees Food Systems, Inc., which constitute 21% of the aggregate gross proceeds.

6.   TRANSACTIONS WITH CURRENT GENERAL PARTNER:
     ------------------------------------------

Amounts paid to the current General Partner for the nine months ended September 30, 2000 and 1999, are as follow:

     Current General Partner                     Incurred as of  Incurred as of
     -----------------------                      September 30,   September 30,
                                                  -------------   -------------
                                                      2000            1999
                                                      ----            ----
     Management fees                                    $50,159         $49,161
     Restoration fees                                       107             193
     Cash distribution                                      587             611
     Overhead allowance                                   4,056           3,973
     Reimbursement for out-of-pocket expenses             2,215           2,322
                                                        -------         -------
                                                        $57,124         $56,260
                                                        =======         =======

7.   CONTINGENT LIABILITIES:
     ----------------------

According to the Partnership Agreement, the current General Partner may receive a disposition fee not to exceed 3% of the contract price of the sale of investment properties. Fifty percent (50%) of all such disposition fees earned by the current General Partner is to be escrowed until the aggregate amount of recovery of the funds misappropriated from the Partnerships by the former general partners is greater than $4,500,000. Upon reaching such recovery level, full disposition fees will thereafter be payable and fifty percent (50%) of the previously escrowed amounts will be paid to the current General Partner. At such time as the recovery exceeds $6,000,000 in the aggregate, the remaining escrowed disposition fees shall be paid to the current General Partner. If such levels of recovery are not achieved, the current General Partner will contribute the amounts escrowed towards the recovery. In lieu of an escrow, 50% of all such disposition fees have been paid directly to the restoration account and then distributed among the three Partnerships. After surpassing the $4,500,000 recovery level during March 1996, 50% of the amounts previously escrowed was refunded to the current General Partner. The remaining amount allocated to the Partnerships may be owed to the current General Partner if the $6,000,000 recovery level is met. As of September 30, 2000, the Partnership may owe the current General Partner $18,862, which is currently reflected as a recovery, if the $6,000,000 recovery level is achieved, which is unlikely.

8.   PMA INDEMNIFICATION TRUST:
     --------------------------

The PMA provides that the Permanent Manager will be indemnified from any claims or expenses arising out of or relating to the Permanent Manager serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by the Permanent Manager. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership's creditors. An Indemnification Trust ("Trust") serving such purposes has been established at United Missouri Bank, N.A. The Trust has been fully funded with Partnership assets as of September 30, 2000. Funds are invested in U.S. Treasury securities. In addition, interest totaling $84,329 has been credited to the Trust as of September 30, 2000. The rights of the Permanent Manager to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by the Permanent Manager of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against the Permanent Manager and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that the Permanent Manager shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

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

10.  SUBSEQUENT EVENTS:
     ------------------

On November 15, 2000, the Partnership will make a distribution to the Limited Partners for the Third Quarter 2000 of $70,000 amounting to approximately $4.09 per limited partnership interest.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources:
--------------------------------

Investment Properties and Net Investment in Direct Financing Leases
-------------------------------------------------------------------

The investment properties, including equipment held by the Partnership at September 30, 2000, were originally purchased at a price, including acquisition costs, of approximately $6,091,000.

Other Assets
------------

Cash and cash equivalents were $274,000 at September 30, 2000, compared to $257,000 at December 31, 1999. The Partnership designated cash of $70,000 to fund the Third Quarter 2000 distributions to Limited Partners; $68,000 for the payment of accounts payable and accrued expenses; and the remainder represents reserves deemed necessary to allow the Partnership to operate normally. Cash generated through the operations of the Partnership's investment properties and sales of investment properties will provide the sources for future fund liquidity and Limited Partner distributions.

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

Liabilities
-----------

Accounts payable and accrued expenses at September 30, 2000, in the amount of $25,000, primarily represented the accrual of legal and auditing fees.

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

Cash distributions paid to the Limited Partners and to the General Partner during 2000, of $180,000 and $587, respectively, have also been made in accordance with the amended Partnership Agreement. The Third Quarter 2000 distribution of $70,000 was paid to the Limited Partners on November 15, 2000.

Results of Operations:
----------------------

The Partnership reported net income for the quarter ended September 30, 2000, in the amount of $57,000 compared to net income for the quarter ended September 30, 1999 of $40,000. Net income for the nine months ended September 30, 2000 and 1999 totaled $147,000 and $153,000, respectively.

Revenues
--------

Total revenues were $111,000, and $112,000, for the quarters ended September 30, 2000, and 1999, respectively, and were $332,000 and $341,000 for the nine months ended September 30, 2000 and 1999, respectively.

Total revenues, should approximate $400,000 annually or $100,000 quarterly, based on leases currently in place. Future revenues may decrease with tenant defaults and/or sales of Partnership properties. They may also increase with additional rents due from tenants, if those tenants experience sales levels which require the payment of additional rent to the Partnership.

Expenses
--------

For the quarters ended September 30, 2000 and 1999, cash expenses amounted to approximately 34% and 50% of total revenues, respectively. For the nine months ended September 30, 2000 and 1999, cash expenses totaled 41% and 40% of total revenues, respectively. Total expenses, including non-cash items, amounted to 49% and 65% of total revenues for the quarters ended September 30, 2000 and 1999, respectively and totaled 56% and 55% of total revenues for the nine months ended September 30, 2000 and 1999, respectively. Expenses have been negatively impacted by costs associated with the attempt to sell the Partnership's properties.

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

                          PART II - OTHER INFORMATION

Items 1 - 5.

Not Applicable.


Item 6.   Exhibits and Reports on Form 8-K

(a)  Listing of Exhibits:

     99.0 Correspondence to the Limited Partners dated November 15, 2000, regarding the Third Quarter 2000 distribution.

(b)  Report on Form 8-K:

     The Registrant filed no reports on Form 8-K during the third quarter of fiscal year 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

By:  The Provo Group, Inc., General Partner


     /s/ Bruce A. Provo
By:  __________________________________
     Bruce A. Provo, President


Date: November 12, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:  The Provo Group, Inc., General Partner


     /s/ Bruce A. Provo
By:  ___________________________________
     Bruce A. Provo, President


Date: November 12, 2000


     /s/ Kristin J. Atkinson
By:  ___________________________________
     Kristin J. Atkinson
     Vice President - Finance and Administration


Date: November 12, 2000