Form 10-K405
period 2000-12-31
DIVALL INCOME PROPERTIES 3 L P
filed 2001-03-26
CIK 858715

                                   FORM 10-K
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended  December 31, 2000
                               -----------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to _______


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

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No____
                                       ---

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

                Index to Exhibits located on page:      29 - 30
                                                  ------------------

                                    PART I

Item 1.  Business

Background
----------

The Registrant, DiVall Income Properties 3 Limited Partnership (the "Partnership"), is a limited partnership organized under the Wisconsin Uniform Limited Partnership Act pursuant to an Agreement of Limited Partnership dated as of December 12, 1989, and amended as of December 18, 1989, February 19, 1990, April 9, 1990, February 8, 1993, May 26, 1993, June 1, 1993, and June 30, 1994
(collectively the "Partnership Agreement"). As of December 31, 2000, the Partnership consisted of one General Partner and 1,030 Limited Partners owning an aggregate of 17,102.52 Limited Partnership D-Interests (the "D-Interests") acquired at a public offering price of $1,000 per Interest before volume discounts. The Interests were sold pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933 dated April 23, 1990. On April 23, 1992, the Partnership closed the offering at 17,102.52 D-Interests ($17,102,520), providing net proceeds to the Partnership after volume discounts and offering costs of $14,408,872.

The Partnership is currently engaged in the business of owning and operating its investment portfolio (the "Properties") of commercial real estate. The Properties are leased on a triple net basis to, and operated by, franchisors or franchisees of national, regional and local retail chains under long-term leases. The lessees consist of fast-food, family style, and casual/theme restaurants. At December 31, 2000, the Partnership owned five (5) Properties and specialty leasehold improvements for use in all five (5) of the Properties, as more fully described in Item 2. During the Second Quarter of 1998, the General Partner received the written consent of a majority of the Limited Partners to liquidate the Partnership's assets and dissolve the Partnership. During 1999, Management entered into an agreement to sell the Properties. The sale was not consummated, and the agreement was terminated. Management is currently seeking a purchaser for the Partnership's Properties within the parameters of this consent. However, management expects to continue normal operations for the Partnership for the foreseeable future.

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

Advisory Board
--------------

The concept of the Advisory Board was first introduced by TPG during the solicitation of written consents for the Partnerships, and is the only type of oversight body known to exist for similar partnerships at this time. The first Advisory Board was appointed in October 1993, and held its first meeting in November 1993. The four person Advisory Board is empowered to, among other functions, review operational policies and practices, review extraordinary transactions, and advise and serve as an audit committee to the Partnership and the General Partner. The Advisory Board does not have the authority to direct management decisions or policies of the Partnership or remove the General Partner. The powers of the Advisory Board are advisory only. The Advisory Board has full and free access to the Partnership's books and records, and individual Advisory Board members have the right to communicate directly with the Limited Partners concerning Partnership business. Members of the Advisory Board are compensated $1,500 annually and $500 for each quarterly meeting attended.

The Advisory Board currently consists of a broker dealer representative, William Arnold; and Limited Partners from each of the two remaining Partnerships:
Richard Otte and Jesse Small from DiVall 2 and Albert Kramer from the Partnership. For a brief description of each Advisory Board member, refer to
Item 10, Directors and Executive Officers of the Registrant.

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

The Partnership owned the following Properties (including specialty leasehold improvements) as of December 31, 2000:

                                                                                            Lease
Acquisi-       Property Name                               Purchase           Rental Per    Expiration   Renewal
tion Date      & Address                Lessee             Price (1)          Annum         Date         Options
---------      ---------                ------             ---------          -----         ----         -------
08/14/90       Hardee's                 Hardee's Food      $1,648,569(2)      $92,000       01/31/2010   None
               2450 E Layton Ave        Systems, Inc.
               St Francis, WI

Acquisi-       Property Name                               Purchase           Rental Per    Expiration   Renewal
tion Date      & Address                Lessee             Price (1)          Annum         Date         Options
---------      ---------                ------             ---------          -----         ----         -------
09/11/90       Applebee's               B.T. Woodlipp,     1,297,990(2)       116,040       11/30/2009   None
               2101 Greentree Rd        Inc.
               Pittsburgh, PA

02/05/91       Hardee's                 Hardee's Food      1,929,472(2)        88,000       05/31/2010   None
               9505 S 13th St           Systems, Inc.
               Oak Creek, WI

07/01/91       Denny's (4)              DenAmerica, Inc.     424,187(2)        35,880       06/30/2011   None
               9060 Arapahoe Rd
               Englewood, CO

04/28/92       Denny's                  DenAmerica, Inc.     791,159(2)        77,460       05/31/2012   (3)
                                                             ----------       -------
               4375 Sinton Rd
               Colorado Springs, CO


                                                          $6,091,377         $409,380
                                                          ==========         ========

Footnotes.

(1) Purchase price includes all costs incurred to acquire the property.
(2) Purchase price includes cost of specialty leasehold improvements.
(3) Renewal options available.
(4) Ownership of lessee's interest under a ground lease. The tenant is responsible for payment of all rent obligations under the ground lease.


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

(b) As of December 31, 2000, there were 1,030 record holders of Interests in the Partnership.

(c) The Partnership does not pay dividends. However, the Partnership Agreement provides for distributable net cash receipts of the Partnership to be distributed on a quarterly or monthly basis, 99% to the Limited Partners and 1% to the General Partner, subject to the limitations on distributions to the General Partner described in the Partnership Agreement. During both 2000 and 1999, $250,000 was distributed in the aggregate to the Limited Partners. In 2000 and 1999, the General Partner received aggregate distributions of $877 and $788, respectively.

Item 6.   Selected Financial Data

                DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP
                       (a Wisconsin limited partnership)

                   December 31, 2000, 1999, 1998, 1997, and 1996
                 (not covered by Independent Auditors' Report)

    ---------------------------------------------------------------------------------------------
                                   2000          1999          1998          1997         1996
    ---------------------------------------------------------------------------------------------
     Total Revenue            $   458,923  $   455,885    $   698,995   $   939,210  $  1,812,164
    ---------------------------------------------------------------------------------------------
     Net Income (Loss)            219,372      197,113        (68,993)      604,505       697,472
    ---------------------------------------------------------------------------------------------
     Net Income
     (Loss) per
     Limited Partner
     Interest                       12.70        11.41          (3.99)        34.99         40.37
    ---------------------------------------------------------------------------------------------

     Total Assets               3,605,173    3,658,298      3,685,808     5,543,931     6,720,437
    ---------------------------------------------------------------------------------------------
     Total Partners'
     Capital                    3,537,694    3,569,199      3,622,874     5,438,132     6,486,045
    ---------------------------------------------------------------------------------------------
     Cash
     Distributions
     per Limited
     Partnership
     Interest                       14.62        14.62         102.03         96.48         96.48
    ---------------------------------------------------------------------------------------------

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources:
--------------------------------

Investment Properties and Net Investment in Direct Financing Leases
-------------------------------------------------------------------

The Properties, including equipment held by the Partnership at December 31, 2000, were originally purchased at a price, including acquisition costs, of approximately $6,091,000.

Other Assets
------------

Cash and cash equivalents held by the Partnership, were $252,000 at December 31, 2000, compared to $257,000 at December 31, 1999. The Partnership designated cash of $65,000 to fund the Fourth Quarter 2000 distributions to Limited Partners paid in February 2001; $50,000 for the payment of year-end accounts payable and accrued expenses; and the remainder represents reserves deemed necessary to allow the Partnership to operate normally. Cash generated through the operations of the Partnership's Properties, and sales of Properties will provide the sources for future fund liquidity and Limited Partner distributions.

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

Liabilities
-----------

Accounts payable and accrued expenses at December 31, 2000, in the amount of $23,000, primarily represented accruals of legal and auditing fees.

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

Cash distributions paid to the Limited Partners and to the General Partner during 2000, of $250,000 and $877, respectively, have also been made in accordance with the Partnership Agreement. The Fourth Quarter 1999 distribution of $65,000 was paid to the Limited Partners on February 15, 2001.

Results of Operations:
----------------------

The Partnership reported net income for the year ended December 31, 2000, in the amount of $219,000 compared to net income (loss) for the years ended December 31, 1999 and 1998 of $197,000 and $(69,000). Results for 1999 and 1998 were different than would be expected from "normal" operations, primarily because of non-cash write-downs of Properties to their net realizable values, and property valuation costs. In addition, 1998 was impacted by a gain on the sale of the Florida Denny's Property.

Revenues
--------

Total revenues were $459,000, $456,000, and $699,000, for the years ended December 31, 2000, 1999, and 1998, respectively. Revenue in 1998 included a $239,000 gain on the sale of the Florida Denny's Property. Overall, revenues have decreased due to the sale of Properties, leaving fewer revenue-generating Properties in the Partnership's portfolio.

Total revenues should approximate $400,000 annually, based on leases currently in place. Future revenues may decrease with tenant defaults and/or sales of Properties. They may also increase with additional rents due from tenants, if those tenants experience sales levels which require the payment of additional rent to the Partnership.

Expenses
--------

For the years ended December 31, 2000, 1999, and 1998, cash expenses amounted to approximately 38%, 42%, and 40% of total revenues, respectively. Total expenses, including non-cash items, amounted to 52%, 57%, and 110% of total revenues for the years ended December 31, 2000, 1999, and 1998, respectively. Property write-downs negatively impacted expenses during 1998. In addition, in 1999 and 1998 the Partnership incurred legal fees, appraisal costs, and fees for environmental inspections and land title surveys in connection with the proposed liquidation of the Partnership.

The Property write-downs, depreciation and amortization are non-cash items and do not affect current operating cash flow of the Partnership or distributions to the Limited Partners.

Selected Quarterly Financial Information (unaudited)
----------------------------------------------------

                                                          Quarter Ended
                             March 31,            June 30,     September 30,       December 31,
                               2000                2000           2000                2000
                            ---------            ---------     -----------        -----------
Revenues                     $110,244             $110,333       $111,152            $127,194

Net Income                     50,072               40,253         56,541              72,506
Net Income Per Unit              2.90                                3.27                4.20

                                                          Quarter Ended
                             March 31,            June 30,     September           December
                               1999                1999           1999                1999
                            ---------            ---------     -----------        -----------
Revenues                     $117,086             $111,985       $111,548            $115,266

Net Income                     61,444               51,761         39,561              44,347
Net Income Per Unit              3.56                 3.00           2.29                2.56

Percentage rent revenues were recognized evenly through out the year during 1999. However, during 2000, recognition of percentage rents did not occur until the tenant reached their breakpoint specified in their lease as required by SAB 101.


Inflation:
----------

Inflation has a minimal effect on operating earnings and related cash flows from a portfolio of triple net leases. By their nature, such leases actually fix revenues and are not impacted by rising costs of maintenance, insurance, or real estate taxes. Although the Partnership's leases have percentage rent clauses, percentage rents represented only 4% of total rental income for 2000. If inflation causes operating margins to deteriorate for lessees, if expenses grow faster than revenues, then, inflation may well negatively impact the portfolio through tenant defaults.

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

Item 8.  Financial Statements and Supplementary Data

                DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP
                ----------------------------------------------

                       (a Wisconsin limited partnership)
                       ---------------------------------

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                  -------------------------------------------

                                                                                        Page
                                                                                        ----
     Report of Independent Public Accountants   ...................................      11

     Balance Sheets, December 31, 2000 and 1999 ...................................      12 - 13

     Statements of Income for the Years
     Ended December 31, 2000, 1999, and 1998    ...................................      14

     Statement of Partners' Capital for the
     Years Ended December 31, 2000, 1999,
     and 1998                                   ...................................      15

     Statements of Cash Flows for the Years
     Ended December 31, 2000, 1999, and 1998    ...................................      16

     Notes to Financial Statements              ...................................      17 - 24

     Schedule III--Real Estate and Accumulated
     Depreciation                               ...................................      32

                                                       [LOGO OF ARTHUR ANDERSON]

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
Divall Insured Properties 3 Limited Partnership:

We have audited the accompanying balance sheets of Divall Income Properties 3 Limited Partnership (the Partnership), as of December 31, 2000 and 1999, and the related statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Divall Income Properties 3 Limited Partnership, as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

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


/s/ Arthur Anderson LLP
ARTHUR ANDERSEN LLP


Chicago, Illinois
January 12, 2001

                DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                                BALANCE SHEETS

                          December 31, 2000 and 1999
                          --------------------------

                                    ASSETS


                                                   December 31,     December 31,
                                                      2000             1999
                                                    --------         --------

INVESTMENT PROPERTIES:  (Note 3)

       Land                                         $1,553,680       $1,553,680
       Buildings and improvements                    2,249,959        2,249,959
       Accumulated depreciation                       (843,984)        (778,690)
                                                    ----------       ----------

            Net investment properties                2,959,655        3,024,949
                                                    ----------       ----------

OTHER ASSETS:

       Cash and cash equivalents                       251,528          257,312
       Cash held in indemnification trust (Note 8)     339,740          320,341
       Rents and other receivables                      17,982           16,247
       Deferred rent receivable                         17,420           19,099
       Deferred fees                                    16,167           17,952
       Prepaid assets                                    2,681            2,398
                                                    ----------       ----------

            Total other assets                         645,518          633,349
                                                    ----------       ----------

       Total assets                                 $3,605,173       $3,658,298
                                                    ==========       ==========


       The accompanying notes are an integral part of these statements.

                DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                                BALANCE SHEETS

                          December 31, 2000 and 1999
                          --------------------------

                       LIABILITIES AND PARTNERS' CAPITAL

                                                                                    December 31,     December 31,
                                                                                        2000             1999
                                                                                      --------         --------
LIABILITIES:

       Accounts payable and accrued expenses                                         $    23,250      $    27,140
       Due to current General Partner                                                        340               70
       Security deposits                                                                  16,635           16,635
       Unearned rental income                                                             27,254           45,254
                                                                                    ------------      -----------

            Total liabilities                                                             67,479           89,099
                                                                                    ------------      -----------

CONTINGENT LIABILITIES: (Note 7)

PARTNERS' CAPITAL: (Notes 1, 4 and 9)

       Current General Partner -
            Cumulative net income                                                         18,921           16,727
            Cumulative cash distributions                                                 (9,630)          (8,753)
                                                                                    ------------      -----------

                                                                                           9,291            7,974
                                                                                    ------------      -----------
       Limited Partners (17,102.52 interests outstanding)
            Capital contributions, net of offering costs                              14,408,872       14,408,872
            Cumulative net income (loss)                                                 118,006          (99,172)
            Cumulative cash distributions                                            (10,732,984)     (10,482,984)
            Reallocation of former general partners' deficit capital                    (265,491)        (265,491)
                                                                                    ------------      -----------

                                                                                       3,528,403        3,561,225
                                                                                    ------------      -----------
                 Total partners' capital                                               3,537,694        3,569,199
                                                                                    ------------      -----------

                 Total liabilities and partners' capital                             $ 3,605,173      $ 3,658,298
                                                                                    ============      ===========

       The accompanying notes are an integral part of these statements.

                DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                             STATEMENTS OF INCOME

             For the Years Ended December 31, 2000, 1999, and 1998


                                                                 2000         1999          1998
                                                              ----------     --------     ---------
REVENUES:
  Rental income (Note 5)                                        $425,336     $426,042      $420,630
  Interest income                                                 29,070       21,946        39,573
  Other income                                                       225          386            94
  Gain on sale of assets                                               0            0       238,698
  Recovery of amounts previously written off (Note 2)              4,292        7,511             0
                                                                --------     --------      --------
                                                                 458,923      455,885       698,995
                                                                --------     --------      --------

EXPENSES:

  Management fees (Note 6)                                        66,930       65,420        64,690
  Disposition fees (Note 6)                                            0            0        37,500
  Restoration fees (Note 6)                                          172          300             0
  Insurance                                                        2,977        3,873         4,328
  General and administrative                                      25,887       28,395        40,219
  Advisory Board fees and expenses                                 9,365       10,850        17,850
  Appraisals                                                           0            0        13,776
  Environmental inspections                                            0        1,000         8,250
  Land title surveys                                                   0        5,700        11,950
  Professional services                                           67,140       75,880        81,622
  Professional services related to Investigation                       0            0         1,480
  Depreciation                                                    65,294       65,294        84,103
  Amortization                                                     1,786        1,786         1,786
  Write-off of uncollectible receivables                               0          274             0
  Write-down of properties to net realizable value
  (Note 3)                                                             0            0       400,374
                                                                --------     --------      --------

                                                                 239,551      258,772       767,928
                                                                --------     --------      --------

NET INCOME (LOSS)                                               $219,372     $197,113      $(68,933)
                                                                ========     ========      ========

NET INCOME (LOSS) - CURRENT GENERAL PARTNER                     $  2,194     $  1,971      $   (689)

NET INCOME (LOSS) - LIMITED PARTNERS                             217,178      195,142       (68,244)
                                                                --------     --------      --------

                                                                $219,372     $197,113      $(68,933)
                                                                ========     ========      ========

NET INCOME (LOSS) PER LIMITED
 PARTNERSHIP INTEREST, based on 17,102.52
 interests outstanding                                          $  12.70     $  11.41      $  (3.99)
                                                                ========     ========      ========

       The accompanying notes are an integral part of these statements.

                 DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                         STATEMENTS OF PARTNERS' CAPITAL

              For the years ended December 31, 2000, 1999 and 1998


                                                       Current General Partner
                                           ------------------------------------------
                                            Cumulative       Cumulative
                                            Net Income          Cash
                                             (Loss)         Distributions      Total
                                             -------        -------------      ------
  BALANCE AT DECEMBER 31, 1997               $15,445         $(6,640)         $ 8,805

    Cash Distributions
      ($102.03 per limited partnership
       interest outstanding)                                  (1,325)          (1,325)
    Net Loss                                    (689)                            (689)
                                             -------        --------          -------

  BALANCE AT DECEMBER 31, 1998               $14,756         $(7,965)         $ 6,791

    Cash Distributions
      ($14.62 per limited partnership
       interest outstanding)                                    (788)            (788)
    Net Income                                 1,971                            1,971
                                             -------        --------          -------

  BALANCE AT DECEMBER 31, 1999               $16,727         $(8,753)         $ 7,974
                                             -------        --------          -------

   Cash Distributions
     ($14.62 per limited partnership
     interest outstanding)                                                       (877)
  Net Income                                   2,194            (877)           2,194
                                             -------         -------          -------

    BALANCE AT DECEMBER 31, 2000             $18,621         $(9,630)         $ 9,291
                                             =======         =======          =======

                                                                        Limited Partners
                                        ------------------------------------------------------------------------------------
                                           Capital
                                         Contributions,   Cumulative     Cumulative
                                            Net of        Net Income        Cash
                                         Offering Costs      (Loss)     Distributions   Reallocation       Total
                                         --------------  -----------     ------------   ------------      ------
  BALANCE AT DECEMBER 31, 1997           $14,408,872      $(226,070)     ($8,487,984)    $(265,491)     $5,429,327

    Cash Distributions
      ($102.03 per limited partnership
       interest outstanding)                                                                            (1,745,000)
    Net Loss                                                (68,244)      (1,745,000)                      (68,244)
                                         -----------      ---------     ------------    ----------      ----------

  BALANCE AT DECEMBER 31, 1998           $14,408,872      $(294,314)    $(10,232,984)    $(265,491)     $3,616,083

    Cash Distributions
      ($14.62 per limited partnership
       interest outstanding)                                                (250,000)                     (250,000)
    Net Income                                              195,142                                        195,142
                                         -----------      ---------     ------------    ----------      ----------

  BALANCE AT DECEMBER 31, 1999           $14,408,872       $(99,172)    $(10,482,984)    $(265,491)     $3,561,225
                                         -----------      ---------     ------------    ----------      ----------


   Cash Distributions
     ($14.62 per limited
  partnership interest
  outstanding)                                                              (250,000)                     (250,000)
  Net Income                                                217,178                                        217,178
                                         -----------      ---------     ------------    ----------      ----------

    BALANCE AT DECEMBER 31, 2000         $14,408,872       $118,006     $(10,732,984)    $(265,491)     $3,528,403
                                         ===========      =========     ============    ==========      ==========

       The accompanying notes are an integral part of these statements.

                DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                           STATEMENTS OF CASH FLOWS

             For the Years Ended December 31, 2000, 1999, and 1998
             -----------------------------------------------------

                                                                                      2000         1999          1998
                                                                                   ---------     ---------   -----------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
     Net income (loss)                                                             $ 219,372     $ 197,113   $   (68,933)
     Adjustments to reconcile net income (loss) to net cash from (used in)
       operating activities -
          Depreciation and amortization                                               67,080        67,080        85,889
          Write-down of properties to net realizable value                                 0             0       400,374
          Net gain on disposition                                                          0             0      (238,698)
          Recovery of amounts previously written off                                  (4,292)       (7,511)            0
          Write-off of uncollectible receivables                                           0           274             0
          Interest applied to Indemnification Trust Account                          (19,399)      (13,955)      (15,724)
          (Increase)/Decrease in rents, other receivables and prepaid assets          (2,018)       (1,063)        8,855
          Decrease in deferred rent receivable                                         1,679         1,679        10,251
          Increase/(Decrease) in accounts payable and accrued expenses                (3,891)        8,324        (6,515)
          Increase/(Decrease) in due to General Partner                                  270          (159)       (1,166)
          (Decrease) in security deposits                                                  0             0       (20,184)
          Increase/(Decrease) in unearned rental income                              (18,000)       18,000       (15,000)
                                                                                   ---------     ---------   -----------

               Net cash provided from (used in) operating activities                 240,801       269,782       139,149
                                                                                   ---------     ---------   -----------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
     Recoveries from former G.P. affiliates                                            4,292         7,511             0
     Proceeds from sale of land and buildings                                              0             0     1,242,563
                                                                                   ---------     ---------   -----------

               Net cash provided from investing activities                             4,292         7,511     1,242,563
                                                                                   ---------     ---------   -----------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
     Cash distributions to General Partner                                              (877)         (788)       (1,325)
     Cash distributions to Limited Partners                                         (250,000)     (250,000)   (1,745,000)
                                                                                   ---------     ---------   -----------

               Net cash (used in) financing activities                              (250,877)     (250,788)   (1,746,325)
                                                                                   ---------     ---------   -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (5,784)       26,505      (364,613)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                       257,312       230,807       595,420
                                                                                   ---------     ---------   -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                           $ 251,528     $ 257,312   $   230,807
                                                                                   =========     =========   ===========

       The accompanying notes are an integral part of these statements.

                DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 2000, 1999, AND 1998

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

The Partnership is currently engaged in the business of owning and operating its investment portfolio (the "Properties") of commercial real estate. The Properties are leased on a triple net basis to, and operated by, franchisors or franchisees of national, regional and local retail chains under long-term leases. The lessees consist of fast-food, family style, and casual/theme restaurants. At December 31, 2000, the Partnership owned five (5) properties and specialty leasehold improvements for use in all five (5) of the Properties.

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

The Partnership follows Statement of Financial Accounting Standards No. 121 ("SFAS 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, which requires that all long-lived assets be reviewed for impairment in value whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

No provision for Federal income taxes has been made, as any liability for such taxes would be that of the individual partners rather than the Partnership. At December 31, 2000, the tax basis of the Partnership's assets exceeded the amounts reported in the accompanying financial statements by approximately $3,223,533.

The following represents a reconciliation of net income (loss) as stated on the Partnership's statements of income to net income for tax reporting purposes:

                                                             2000           1999           1998
                                                             ----           ----           ----
       Net income (loss) per statements of income          $219,372       $197,113       $(68,933)

       Book to tax depreciation difference                  (11,586)       (16,725)           368

       Straight line rent adjustment                         (1,679)        (1,679)       (10,251)

       Prepaid rent                                         (18,000)        18,000        (15,000)

       Property write-downs                                       0              0        400,374

       Other, net                                                 3             37         (2,547)
                                                           --------       --------       --------

       Net income for tax reporting purposes               $188,110       $196,746       $304,011
                                                           ========       ========       ========

2. REGULATORY INVESTIGATION:
   ------------------------

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

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation. Restoration expenses and recoveries have been allocated based on the same percentages. Through December 31, 2000, $5,788,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, during 1996, 1997, 1999 and 2000, the Partnership has recognized $1,297,000 as income, which represents its share of the excess recovery. There were no restoration activities or recoveries in 1998. The current General Partner continues to pursue recoveries of the misappropriated funds, however, no further significant recoveries are anticipated.

3.   INVESTMENT PROPERTIES:
     ----------------------

As of December 31, 2000, the Partnership owned five (5) fast-food restaurants comprised of: two (2) Hardee's restaurants, one (1) Applebee's restaurant, and two (2) Denny's restaurants. The five (5) properties are located in three (3) states.

The total cost of the investment properties includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners.

The Partnership owns one (1) restaurant, Denny's restaurant on Arapahoe Road in Englewood, Colorado, which, is located on a parcel of land where the Partnership has entered into a long-term ground lease. The lease payments are made by the tenant, Denny's restaurant.

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

The current General Partner receives a fee for managing the Partnership equal to 4% of gross receipts, with a maximum reimbursement for office rent and related office overhead of $25,000 between the three original affiliated Partnerships. Effective March 1, 2000, the minimum management fee and the maximum reimbursement for office rent and overhead increased by 2.2% representing the allowable annual Consumer Price Index adjustment per the Permanent Manager Agreement ("PMA"). For purposes of computing the 4% overall fee, gross receipts includes amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. TPG has received fees from the Partnership totaling $88,197 to date on the amounts recovered, which has been offset against the 4% minimum fee.

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

Aggregate minimum lease payments to be received under the leases for the Partnership's properties are as follows:


                      Year ending
                      December 31,

                             2001                             $  409,380
                             2002                                409,380
                             2003                                409,380
                             2004                                409,380
                             2005                                409,380
                      Thereafter                               1,913,198
                                                              ----------
                                                              $3,960,098
                                                              ==========

Percentage rentals included in rental income in 2000, 1999, and 1998 were $17,635, $18,341, and $11,692, respectively.

Two (2) of the Partnership's properties are leased to a Denny's franchisee. Base rent from these properties amounted to approximately 28% of total base rent in 2000.

Two (2) of the Partnership's properties are leased to a Hardee's franchise. Base rent from these properties is approximately 44% of total base rents.

The original offering document required the Partnership to lease its properties to a single tenant as long as the properties so leased do not constitute; in the aggregate, more than 20% of the aggregate gross proceeds of the offering. As of December 31, 2000, the Partnership has leased two of its properties to Hardee's Food Systems, Inc., which constituted 21% of the aggregate gross proceeds.

6.   TRANSACTIONS WITH CURRENT GENERAL PARTNER:
     ------------------------------------------

Amounts incurred to the current General Partner for the years ended December 31, 2000, 1999, and 1998, are as follows:


Current General Partner                                 Incurred               Incurred               Incurred
-----------------------
                                                    for the year ended     for the year ended     for the year ended
                                                    December 31, 2000      December 31, 1999      December 31, 1998
                                                    -----------------      -----------------      -----------------
Management fees                                                $66,930               $65,420               $ 64,690
Disposition fees                                                     0                     0                 37,500
Restoration fees                                                   172                   300                      0
Cash distribution                                                  877                   788                  1,325
Overhead allowance                                               5,414                 5,303                  5,219
Reimbursement for out-of-pocket expenses                         2,635                 3,532                 10,229
                                                                 -----                 -----                 ------
                                                               $76,028               $75,343               $118,963
                                                               =======               =======               ========

7.   CONTINGENT LIABILITIES:
     ----------------------

According to the Partnership Agreement, as amended, the current General Partner may receive a disposition fee not to exceed 3% of the contract price of the sale of investment properties. Fifty percent (50%) of all such disposition fees earned by the current General Partner is to be escrowed until the aggregate amount of recovery of the funds misappropriated from the Partnerships by the former general partners is greater than $4,500,000. Upon reaching such recovery level, full disposition fees will thereafter be payable and fifty percent (50%) of the previously escrowed amounts will be paid to the current General Partner. At such time as the recovery exceeds $6,000,000 in the aggregate, the remaining escrowed disposition fees shall be paid to the current General Partner. If such levels of recovery are not achieved, the current General Partner will contribute the amounts escrowed towards the recovery. In lieu of an escrow, 50% of all such disposition fees have been paid directly to a restoration account and then distributed among the three Partnerships. Fifty percent (50%) of the total amount paid to the recovery was refunded to the current General Partner during 1996, after exceeding the $4,500,000 recovery level. The remaining amount allocated to the Partnerships may be owed to the current General Partner if the $6,000,000 recovery level is met. As of December 31, 2000, the Partnership may owe the current General Partner $18,862, which has been reflected as a recovery, if the $6,000,000 recovery level is achieved. Management believes it is unlikely that this recovery level will be achieved.

8.   PMA INDEMNIFICATION TRUST:
     --------------------------

The Permanent Manager Agreement ("PMA") provides that the Permanent Manager will be indemnified from any claims or expenses arising out of or relating to the Permanent Manager serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by the Permanent Manager. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership's creditors. An Indemnification Trust ("Trust") serving such purposes has been established at United Missouri Bank, N.A. The Trust has been fully funded with Partnership assets as of December 31, 2000. Funds are invested in U.S. Treasury securities. In addition, interest totaling $89,740 has been credited to the Trust as of December 31, 2000. The rights of the Permanent Manager to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by the Permanent Manager of any and all interest in the Trust;
(ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against the Permanent Manager and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that the Permanent Manager shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

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

10.  SUBSEQUENT EVENTS:
     ------------------

In February 2001, the Partnership made a distribution to the Limited Partners from operations for the Fourth Quarter 2000 of $65,000 amounting to $3.80 per Interest.

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

The executive officers and director of the General Partner who control the affairs of the Partnership are as follows:

         Bruce A. Provo, Age 50 - President, Founder and Director. Mr. Provo has been involved in the management of real estate and other asset portfolios since 1979. Since he founded the company in 1985, Mr. Provo has been President of TPG. From 1982 to 1986, Mr. Provo served as President and Chief Operating Officer of the North Kansas City Development Company ("NKCDC"), North Kansas City, Missouri. NKCDC was founded in 1903 and the assets of the company were sold in December, 1985 for $102,500,000. NKCDC owned commercial and industrial properties, including an office park and a retail district, as well as apartment complexes, motels, recreational facilities, fast food restaurants, and other properties. NKCDC's holdings consisted of over 100 separate properties and constituted approximately 20% of the privately held real property in North Kansas City, Missouri (a four square mile municipality). Following the sale of the company's real estate, Mr. Provo served as the President and Chief Executive Officer and Liquidating Trustee of NKCDC from 1986 to 1991.

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

The Advisory Board, although its members are not "Directors" or "Executive Officers" of the Partnership, provides advisory oversight to management of the Partnership and consists of:

         William Arnold - Investment Broker. Mr. Arnold works as a financial planner and investment advisor at his company, Arnold & Company. Mr. Arnold graduated with a Master's Degree from the University of Wisconsin and is a Certified Financial Planner.

         Jesse Small - Self-employed. Mr. Small is the President of a small Accounting Firm. In addition to being a CPA, he has a Master's Degree in Economics. Mr. Small is a Limited Partner representing DiVall 2.

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

      Albert Kramer - Retired. Mr. Kramer is now retired, but previously worked as a Tax Litigation Manager for Phillips Petroleum Company. His education includes undergraduate and MBA degrees from Harvard and a J.D. degree from South Texas College of Law. Mr. Kramer is a Limited Partner representing DiVall 3.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a) As of December 31, 2000, the following entity is known to beneficially own 5% or more of the outstanding Interests as follows:

                                                                             Interests        Percentage of
Title of                                    Name and Address of            Beneficially       Interests of
 Class                                        Beneficial Owner                 Owned          Outstanding
--------                                    -------------------            ------------      -------------
Limited Partnership Interests        The Engineers Joint Pension Fund          1,500             8.77%
                                     S. Salina Street
                                     Syracuse, NY 13205

(b) As of December 31, 2000, neither the General Partner nor any of its affiliates owned any Interests in the Partnership.

Item 13.  Certain Relationships and Related Transactions

The compensation to be paid to TPG is governed by the Partnership Agreement, as amended by vote of the Limited Partners to reflect the terms of the PMA. TPG's compensation includes a base fee equal to 4% of the Partnership's gross collected receipts, subject to a minimum of $57,000 per year. For this purpose, "gross collected receipts" means all cash revenues arising from operations and reserves of the Partnerships, including any proceeds recovered with respect to the obligations of the former general partners. The portion of such fee resulting from recoveries from former general partners is designated as restoration fees. TPG is also entitled to reimbursement for office rent and utilities not to exceed $4,750 per year. TPG is entitled to reimbursement of reasonable direct costs and expenses, such as travel, lodging, overnight delivery and postage, but has no right to be reimbursed for administrative expenses such as payroll, payroll taxes, insurance, retirement and other benefits, base phone and fax charges, office furniture and equipment, copier rent, and the like. Between the Partnerships, TPG is entitled to an aggregate minimum base management fee of $300,000 per year and reimbursement for office rent in the maximum amount of $25,000 per year. The Partnership shall only be responsible for its allocable share of such minimum and maximum amounts as indicated above ($57,000 minimum base fee and $4,750 maximum rent reimbursement). TPG is entitled to an annual increase in the minimum base management fee and maximum office overhead reimbursement in an amount not to exceed the percentage increase in the Consumer Price Index ("CPI") for the immediately preceding calendar year. Effective March 1, 2000, the minimum management fee and the maximum reimbursement for office rent and overhead increased by 2.2% representing the allowable annual CPI adjustment. Additionally, TPG is allowed up to one-half of the Competitive Real Estate Commission, not to exceed 3% upon the disposition of assets. The payment of a portion of such fees is subordinated to TPG's success at recovering the funds misappropriated by the former general partners.

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

Under the PMA, TPG shall be indemnified by the Partnership, DiVall and Magnuson, and their controlled affiliates, and shall be held harmless from all claims of any party to the Partnership Agreement and from any third party including, without limitation, the Limited Partners of the Partnership, for any and all liabilities, damages, costs, and expenses, including reasonable attorneys' fees, arising from or related to claims relating to or arising from the PMA or its status as Permanent Manager. The indemnification does not extend to claims arising from fraud or criminal misconduct of TPG as established by court findings. To the extent possible, the Partnership is to provide TPG with appropriate errors and omissions, officers liability or similar insurance coverage, at no cost to TPG. In addition, TPG is granted the right to establish the Trust in an amount not to exceed $250,000, solely for the purpose of funding such indemnification obligations. Once a determination has been made that no such claims can or will be made against TPG, the balance of the Trust will become unrestricted cash of the Partnership. As of December 31, 2000, the Partnership had fully funded the Trust.

The following fees and reimbursements from the Partnership were incurred to management in 2000:

     The Provo Group, Inc.
     ---------------------

         Management Fees                            $66,930
         Restoration Fees                               172
         Office Overhead Allowance                    5,414
         Direct Cost Reimbursements                   2,635
                                                    -------

              2000 Total                            $75,151
                                                    =======

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  1.   Financial Statements

          The following financial statements of DiVall Income Properties 3 Limited Partnership are included in Part II, Item 8:

          Report of Independent Public Accountants

          Balance Sheets, December 31, 2000 and 1999

          Statements of Income for the Years Ended December 31, 2000, 1999 and 1998

          Statements of Partners' Capital for the Years Ended December 31, 2000, 1999 and 1998

          Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998

          Notes to Financial Statements

     2.   Financial Statement Schedules

          Schedule III - Real Estate and Accumulated Depreciation

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and, therefore, have been omitted.

     3.   Listing of Exhibits

          3.1 Agreement of Limited Partnership dated as of December 12, and amended as of December 18, 1989, February 19, 1990, and April 9, 1990, filed as Exhibit 3A to Amendment No.2 to the Partnership's Registration Statement on Form S-11 dated April 23, 1990, incorporated herein by reference.

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

          99.0 Correspondence to the Limited Partners dated February 15, 2001, regarding the Fourth Quarter 2000 distribution.

(b)  Report on Form 8-K:

     The Registrant filed no reports on Form 8-K during the fourth quarter of fiscal year 2000.

                DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP
            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 2000

                                                                             Gross amount at which
                                           Initial cost to Partnership       carried at end of year (A)
                                           ---------------------------       -------------------------


                                                            Building                 Building
                                                               and                      and                   Accumulated
           Property          Encumbrances      Land        Improvements    Land     Improvements   Total      depreciation
----------------------------------------------------------------------------------------------------------------------------
Pittsburgh, Pennsylvania        $  -         $  274,467  $   616,866  $   274,467  $   616,866  $   891,333     $ 214,017

St. Francis, Wisconsin             -            485,354      709,028      468,354      606,153    1,074,507       239,306

Oak Creek, Wisconsin               -            496,505      845,400      496,505      547,901    1,044,406       251,841

Englewood, Colorado                -                  -      213,210            -      213,210      213,210        65,683

Colorado Springs, Colorado         -            314,354      265,829      314,354      265,829      580,183        73,137

                             --------------------------------------------------------------------------------------------

                                $  0         $1,570,680  $ 2,650,333  $ 1,553,680  $ 2,249,959  $ 3,803,639     $ 843,984
                             ============================================================================================

                                                           Life on which
                                                           depreciation
                                                        in latest statement
                                                           of operations
                                  Date of        Date      is computed
                               construction    acquired       (years)
---------------------------------------------------------------------------
Pittsburgh, Pennsylvania            1990        9/11/90         31.5

St. Francis, Wisconsin              1990        8/14/90         31.5

Oak Creek, Wisconsin                1991         2/5/91         31.5

Englewood, Colorado                 1991         7/1/91         31.5

Colorado Springs, Colorado             -        4/28/92         31.5

(A) Approximates aggregate costs for federal income tax purposes.

(B) Reconciliation of "Real Estate and Accumulated Depreciation":


                                  Year ended              Year ended
Investments in Real Estate     December 31, 2000       December 31, 1999
------------------------------------------------------------------------

Balance at beginning of year     $ 3,803,639              $ 3,803,639

Property write-down                        0                        0


Sale of Property                           0                        0
                                 ------------------------------------


Balance at end of year           $ 3,803,639              $ 3,803,639
                                 ====================================


                                  Year ended              Year ended
Accumulated Depreciation       December 31, 2000        December 31, 1999
-------------------------------------------------------------------------

Balance at beginning of year       $ 778,690                $ 713,396

Additions charged to costs
  and expenses                        65,294                   65,294

Sale of Property                           0                        0
                                   ----------------------------------


Balance at end of year             $ 843,984                $ 778,690
                                   ==================================

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP


By:       The Provo Group, Inc., General Partner



By:
          __________________________________
          Bruce A. Provo, President


Date:     March 26, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:       The Provo Group, Inc., General Partner



By:
          __________________________________
          Bruce A. Provo, President


Date:     March 26, 2001



By:
          __________________________________
          Diane Conley
          Controller


Date:     March 26, 2001

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP



By:       The Provo Group, Inc., General Partner



By:       /s/Bruce A. Provo
          ----------------------------------
          Bruce A. Provo, President


Date:     March 26, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:       The Provo Group, Inc., General Partner



By:       /s/Bruce A. Provo
          ----------------------------------
          Bruce A. Provo, President


Date:     March 26, 2001



By:       /s/Diane Conley
          ----------------------------------
          Diane Conley
          Controller


Date:     March 26, 2001