Form 10-Q
period 2001-03-31
DIVALL INCOME PROPERTIES 3 L P
filed 2001-05-14
CIK 858715

                                   FORM 10-Q

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended     March 31, 2001
                                    ----------------------------------------

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

                                BALANCE SHEETS

                     March 31, 2001 and December 31, 2000
                     ------------------------------------

                                    ASSETS



                                                  (Unaudited)
                                                   March 31,    December 31,
                                                     2001          2000
                                                  -----------   ------------
INVESTMENT PROPERTIES: (Note 3)
     Land                                         $1,553,680     $1,553,680
     Buildings and improvements                    2,249,959      2,249,959
     Accumulated depreciation                       (860,308)      (843,984)
                                                  ----------     ----------
        Net investment properties                  2,943,331      2,959,655
                                                  ----------     ----------
OTHER ASSETS:
     Cash and cash equivalents                       270,466        251,528
     Cash held in Indemnification Trust (Note 8)     345,489        339,740
     Rents and other receivables                      19,088         17,982
     Deferred rent receivable                         17,000         17,420
     Deferred fees                                    15,720         16,167
     Prepaid assets                                    1,877          2,681
                                                  ----------     ----------
     Total other assets                              669,640        645,518
                                                  ----------     ----------
      Total assets                                $3,612,971     $3,605,173
                                                  ==========     ==========



       The accompanying notes are an integral part of these statements.

                DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                       LIABILITIES AND PARTNERS' CAPITAL

                     March 31, 2001 and December 31, 2000
                     ------------------------------------



                                                                 (Unaudited)
                                                                   March 31,          December 31,
                                                                     2001                 2000
                                                                 ------------         ------------
LIABILITIES:
  Accounts payable and accrued expenses                          $     23,062         $     23,250
  Due to current General Partner                                          233                  340
  Security deposits                                                    16,635               16,635
  Unearned rental income                                               42,254               27,254
                                                                 ------------         ------------
    Total liabilities                                                  82,184               67,479
                                                                 ------------         ------------
CONTINGENT LIABILITIES:  (Note 7)

PARTNERS' CAPITAL:  (Notes 1, 4 and 9)
Current General Partner -
  Cumulative net income                                                19,504               18,921
  Cumulative cash distributions                                        (9,863)              (9,630)
                                                                 ------------         ------------
                                                                        9,641                9,291
                                                                 ------------         ------------
Limited Partners (17,102.52 interests outstanding)
  Capital contributions, net of offering costs                     14,408,872           14,408,872
  Cumulative net income                                               175,749              118,006
  Cumulative cash distributions                                   (10,797,984)         (10,732,984)
  Reallocation of former general partners' deficit capital           (265,491)            (265,491)
                                                                 ------------         ------------
                                                                    3,521,146            3,528,403
                                                                 ------------         ------------
         Total partners' capital                                    3,530,787            3,537,694
                                                                 ------------         ------------
         Total liabilities and partners' capital                 $  3,612,971         $  3,605,173
                                                                 ============         ============



       The accompanying notes are an integral part of these statements.

                DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                             STATEMENTS OF INCOME

                                  (Unaudited)
                                  -----------

                                                       Three Months Ended March 31,
                                                       ----------------------------
                                                         2001                2000
                                                       --------            --------
REVENUES:
  Rental income                                        $103,938            $102,485
  Interest income                                         8,344               6,149
  Recovery of amounts previously written off              3,219               1,610
                                                       --------            --------

                                                        115,501             110,244
                                                       --------            --------
EXPENSES:
  Partnership management fees (Note 6)                   16,898              16,530
  Restoration fees (Note 6)                                 129                  64
  Insurance                                                 804                 729
  General and administrative                              6,117               5,338
  Advisory Board fees and expenses                        2,024               4,544
  Professional services                                  14,432              16,197
  Depreciation                                           16,324              16,324
  Amortization                                              447                 446
                                                       --------            --------
                                                         57,175              60,172
                                                       --------            --------
NET INCOME                                             $ 58,326            $ 50,072
                                                       --------            --------
NET INCOME - GENERAL PARTNER                           $    583            $    501
NET INCOME - LIMITED PARTNERS                            57,743              49,571
                                                       --------            --------
                                                       $ 58,326            $ 50,072
                                                       --------            --------
NET INCOME PER LIMITED PARTNERSHIP
INTEREST, based on 17,102.52 interests outstanding     $   3.38            $   2.90
                                                       ========            ========



       The accompanying notes are an integral part of these statements.

                 DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                  (Unaudited)
                                  -----------



                                                                                Three Months Ended March 31,
                                                                               ------------------------------
                                                                                     2001            2000
                                                                                   --------        --------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
     Net income                                                                    $ 58,326        $ 50,072
     Adjustments to reconcile net income to net cash from (used in)
        operating activities -
          Depreciation and amortization                                              16,771          16,770
          Recovery of amounts previously written off                                 (3,219)         (1,610)
          Interest applied to Indemnification Trust Account                          (5,749)         (4,131)
          (Increase)/Decrease in rents, other receivables & prepaid assets             (302)          4,200
          Decrease in deferred rent receivable                                          420             420
          Increase/(Decrease) in accounts payable and accrued expenses                 (188)          2,456
          Increase/(Decrease) in due to General Partner                                (107)            260
          Increase/(Decrease) in unearned rental income                              15,000          (3,000)
                                                                                   --------        --------

               Net cash provided from operating activities
                                                                                     80,952          65,437
                                                                                   --------        --------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
     Recoveries from former affiliates                                                3,219           1,610
                                                                                   --------        --------

               Net cash provided from investing activities                            3,219           1,610
                                                                                   --------        --------
CASH FLOWS (USED IN) FINANCING ACTIVITIES:
     Cash distributions to General Partner                                             (233)           (200)
     Cash distributions to Limited Partners                                         (65,000)        (50,000)
                                                                                   --------        --------
               Net cash (used in) financing activities
                                                                                    (65,233)        (50,200)
                                                                                   --------        --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                            18,938          16,847
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    251,528         257,312
                                                                                   --------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $270,466        $274,159
                                                                                   ========        ========



       The accompanying notes are an integral part of these statements.

                DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS


These unaudited interim financial statements should be read in conjunction with DiVall Income Properties 3, Limited Partnership's (the "Partnership") 2000 annual audited financial statements within Form 10-K.

These unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 2001, and the results of operations for the three-month periods ended March 31, 2001, and 2000, and cash flows for the three-month periods ended March 31, 2001 and 2000. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.


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

The minimum offering requirements for the D-interests were met and escrow subscription funds were released to the Partnership as of July 13, 1990. The offering closed on April 23, 1992, at which point 17,102.52 D-interests had been issued, resulting in aggregate proceeds, net of discounts and offering costs, of $14,408,872.

The minimum offering requirements for R-interests were not met.   During 1991,
680.9 R-interests were converted to D-interests and were reflected as Partnership issuances in 1991.

The Partnership is currently engaged in the business of owning and operating its investment portfolio (the "Properties") of commercial real estate. The Properties are leased on a triple net basis to, and operated by, franchisers or franchisees of national, regional and local retail chains under long-term leases. The lessees consist of fast-food, family style, and casual/theme restaurants. At March 31, 2001, the Partnership owned five (5) properties and specialty leasehold improvements for use in all five (5) of the Properties.

Rental revenue from investment properties is recognized on the straight-line basis over the life of the respective lease. Percentage rents are recorded when the tenant has reached the breakpoint stipulated in its lease.

The Partnership considers its operations to be in only one segment and therefore no segment disclosure is made.

Depreciation of the properties is provided on a straight-line basis over 31.5 years, which is the estimated useful lives of the buildings and improvements.

Deferred charges consist of leasing commissions paid when properties are leased and upon the negotiated extension of a lease. Leasing commissions are capitalized and amortized over the life of the lease.

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

The Partnership will be dissolved on December 1, 2015, or earlier upon the prior occurrence of any of the following events: (a) the disposition of all interests in real estate and other Partnership assets; (b) the decision by Majority Vote (as defined in the Amended Agreement of Limited Partnership ("Partnership Agreement")) of the Limited Partners to dissolve the Partnership or to compel the sale of all or substantially all of the Partnership's assets;
(c) the failure to elect a successor General Partner within six months after removal of the last remaining General Partner; or (d) the date of the death or the effective date of dissolution, removal, withdrawal, bankruptcy, or incompetency of the last remaining General Partner, unless the Partnership is continued by vote of all Limited Partners and a replacement General Partner is previously elected by a majority of the Limited Partners. During the Second Quarter of 1998, the General Partner received the consent of the Limited Partners to liquidate the Partnership's assets and dissolve the Partnership. However, a buyer was not found for the Partnership's assets, and no current liquidation or dissolution plans are in effect. Management plans to continue normal operations for the Partnership for the foreseeable future.

No provision for Federal income taxes has been made, as any liability for such taxes would be that of the individual partners rather than the Partnership. At December 31, 2000, the tax basis of the Partnership's assets exceeded the amounts reported in the accompanying financial statements by approximately $3,224,000.

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

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation. Through March 31, 2001, $5,794,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, since 1996, the Partnership has recognized $1,300,000 as income, which represents its share of the excess recovery. The current General Partner continues to pursue recoveries of the misappropriated funds, however no further significant recoveries are anticipated.

3.   INVESTMENT PROPERTIES:
     ----------------------

As of March 31, 2001, the Partnership owned five (5) fast-food restaurants comprised of: two (2) Hardee's restaurants, one (1) Applebee's restaurant, and two (2) Denny's restaurants. The five (5) properties are located in three (3) states.

The Denny's property in Englewood, Colorado is located on a parcel of land where the Partnership has entered into a long-term ground lease. The lease payments are made by the tenant of the property.

During March 2001, Hardee's Food Systems, Inc. notified Management of its intent to close its restaurant in Oak Creek, Wisconsin. The lease on the property does not expire until 2010, and Hardee's is required to continue making rent payments until that time or until a lease termination agreement is entered into.

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

The current General Partner receives a fee for managing the Partnership equal to 4% of gross receipts, with a maximum reimbursement for office rent and related overhead of $25,000 between the three original affiliated Partnerships as provided in the Permanent Manager Agreement ("PMA"). On May 26, 1993, the Permanent Manager, TPG, replaced the former general partners as the new General Partner, as provided for in an amendment to the Partnership Agreement dated May 26, 1993. Pursuant to amendments to the Partnership Agreement, TPG continues to provide management services for the same fee structure as provided in the PMA mentioned above. Effective March 1, 2001, the minimum management fee and the maximum reimbursement for office rent and overhead increased by 3.4% representing the allowable annual Consumer Price Index adjustment per the PMA. For purposes of computing the 4% overall fee, gross receipts includes amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. TPG has received fees from the Partnership totaling $88,497 to date on the amounts recovered, which has been offset against the 4% minimum fee.

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

Two (2) of the Partnership's properties are leased to Hardee's Food Systems, Inc. Base rent from these properties amounted to approximately 44% of total base rents in 2000.

The original offering document required the Partnership to lease its properties to a single tenant as long as the properties so leased do not constitute; in the aggregate, more than 20% of the aggregate gross proceeds of the offering. As of March 31, 2001, the Partnership has leased two of its properties to Hardees Food Systems, Inc., which constitute 21% of the aggregate gross proceeds.

6.   TRANSACTIONS WITH CURRENT GENERAL PARTNER:
     ------------------------------------------

Amounts paid to the current General Partner for the quarters ended March 31, 2001 and 2000, are as follow:

                                            Incurred as of  Incurred as of
Current General Partner                     March 31, 2001  March 31, 2000
------------------------------------------  --------------  --------------
Management fees                                    $16,898         $16,530
Restoration fees                                       129              64
Cash distribution                                      233             200
Overhead allowance                                   1,374           1,339
Reimbursement for out-of-pocket expenses               813           1,077
                                                   -------         -------
                                                   $19,447         $19,210
                                                   =======         =======


7.   CONTINGENT LIABILITIES:
     ----------------------

According to the Partnership Agreement, the current General Partner may receive a disposition fee not to exceed 3% of the contract price of the sale of investment properties. Fifty percent (50%) of all such disposition fees earned by the current General Partner is to be in escrow until the aggregate amount of recovery of the funds misappropriated from the Partnerships by the former general partners is greater than $4,500,000. Upon reaching such recovery level, full disposition fees will thereafter be payable and fifty percent (50%) of the previously escrow amounts will be paid to the current General Partner. At such time as the recovery exceeds $6,000,000 in the aggregate, the remaining escrow disposition fees shall be paid to the current General Partner. If such levels of recovery are not achieved, the current General Partner will contribute the amounts in escrow towards the recovery. In lieu of an escrow, 50% of all such disposition fees have been paid directly to the restoration account and then distributed among the three Partnerships. After surpassing the $4,500,000 recovery level during March 1996, 50% of the amounts previously in escrow were refunded to the current General Partner. The remaining amount allocated to the Partnerships may be owed to the current General Partner if the $6,000,000 recovery level is met. As of March 31, 2001, the Partnership may owe the current General Partner $18,862, which is currently reflected as a recovery, if the $6,000,000 recovery level is achieved, which is unlikely.

8.   PMA INDEMNIFICATION TRUST:
     --------------------------

The PMA provides that the Permanent Manager will be indemnified from any claims or expenses arising out of or relating to the Permanent Manager serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by the Permanent Manager. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership's creditors. An Indemnification Trust ("Trust") serving such purposes has been established at United Missouri Bank, N.A. The Trust has been fully funded with Partnership assets as of March 31, 2001. Funds are invested in U.S. Treasury securities. In addition, interest totaling $95,489 has been credited to the Trust as of March 31, 2001. The rights of the Permanent Manager to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by the Permanent Manager of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against the Permanent Manager and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that the Permanent Manager shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

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

10.  SUBSEQUENT EVENTS:
     ------------------

On May 15, 2001, the Partnership will make a distribution to the Limited Partners for the First Quarter 2001 of $65,000 amounting to approximately $3.80 per limited partnership interest.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources:
--------------------------------

Investment Properties and Net Investment in Direct Financing Leases
-------------------------------------------------------------------

The investment properties, including equipment held by the Partnership at March 31, 2001, were originally purchased at a price, including acquisition costs, of approximately $6,091,000.

During March 2001, Hardee's Food Systems, Inc. notified Management of its intent to close its restaurant in Oak Creek, Wisconsin. The lease on the property does not expire until 2010, and Hardee's is required to continue making rent payments until that time or until a lease termination agreement is entered into.

Other Assets
------------

Cash and cash equivalents were $270,000 at March 31, 2001, compared to $252,000 at December 31, 2000. The Partnership designated cash of $65,000 to fund the First Quarter 2001 distributions to Limited Partners; $68,000 for the payment of accounts payable and accrued expenses; and the remainder represents reserves deemed necessary to allow the Partnership to operate normally. Cash generated through the operations of the Partnership's investment properties and sales of investment properties will provide the sources for future fund liquidity and Limited Partner distributions.

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

Liabilities
-----------

Accounts payable and accrued expenses at March 31, 2001, in the amount of $23,000, primarily represented the accrual of auditing fees.

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

Cash distributions paid to the Limited Partners and to the General Partner during 2001, of $65,000 and $233, respectively, have also been made in accordance with the amended Partnership Agreement. The First Quarter 2001 distribution of $65,000 will be paid to the Limited Partners on May 15, 2001.

Results of Operations:
----------------------

The Partnership reported net income for the quarter ended March 31, 2001, in the amount of $58,000 compared to net income for the quarter ended March 31, 2000 of $50,000.

Revenues
--------
Total revenues were $116,000, and $110,000, for the quarters ended March 31, 2001, and 2000, respectively.

Total revenues, should approximate $400,000 annually or $100,000 quarterly, based on leases currently in place. Future revenues may decrease with tenant defaults and/or sales of Partnership properties. They may also increase with additional rents due from tenants, if those tenants experience sales levels which require the payment of additional rent to the Partnership.

Expenses
--------

For the quarters ended March 31, 2001 and 2000, cash expenses amounted to approximately 35% and 39% of total revenues, respectively. Total expenses, including non-cash items, amounted to 50% and 55% of total revenues for the quarters ended March 31, 2001 and 2000, respectively.

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

                          PART II - OTHER INFORMATION

Items 1 - 5.

Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Listing of Exhibits:

     99.0 Correspondence to the Limited Partners dated May 15, 2001, regarding the First Quarter 2001 distribution.

(b)  Report on Form 8-K:

     The Registrant filed no reports on Form 8-K during the first quarter of fiscal year 2001.

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

Date:  May 15, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:  The Provo Group, Inc., General Partner


By:  /s/Bruce A. Provo
     ---------------------------------------------
     Bruce A. Provo, President

Date:  May 15, 2001


By:  /s/Diane R. Conley
     ---------------------------------------
     Diane R. Conley
     Controller

Date:  May 15, 2001