Form 10-Q
period 2001-06-30
DIVALL INCOME PROPERTIES 3 L P
filed 2001-08-13
CIK 858715

                                   FORM 10-Q

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended     June 30, 2001
                                    ---------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from             to
                                    -----------    -------------

                        Commission file number 0-20253

                DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP
            (Exact name of registrant as specified in its charter)

            Wisconsin                                     39-1660958
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

     Securities registered pursuant to Section 12(g) of the Act: Limited Partnership Interests

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes     X     No
                                       ---------    ---------

                        PART I - FINANCIAL INFORMATION
                         Item 1. Financial Statements

                DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                                BALANCE SHEETS

                      June 30, 2001 and December 31, 2000
                      -----------------------------------

                                    ASSETS

                                                              (Unaudited)
                                                                June 30,          December 31,
                                                                  2001                2000
                                                               ----------         ------------
INVESTMENT PROPERTIES:  (Note 3)

        Land                                                   $1,553,680           $1,553,680
        Buildings and improvements                              2,249,959            2,249,959
        Accumulated depreciation                                 (876,631)            (843,984)
                                                               ----------           ----------
             Net investment properties                          2,927,008            2,959,655
                                                               ----------           ----------
OTHER ASSETS:

        Cash and cash equivalents                                 288,563              251,528
        Cash held in Indemnification Trust (Note 8)               348,915              339,740
        Rents and other receivables                                 1,610               17,982
        Property Tax Escrow                                         9,541                    0
        Deferred rent receivable                                   16,580               17,420
        Deferred fees                                               8,893               16,167
        Prepaid assets                                              1,072                2,681
        Note Receivable (Note 3)                                  135,750                    0
                                                               ----------           ----------
             Total other assets                                   810,924              645,518
                                                               ----------           ----------

             Total assets                                      $3,737,932           $3,605,173
                                                               ==========           ==========

       The accompanying notes are an integral part of these statements.

                DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                       LIABILITIES AND PARTNERS' CAPITAL

                      June 30, 2001 and December 31, 2000

                                                                   (Unaudited)
                                                                     June 30,         December 31,
                                                                       2001              2000
                                                                  -------------      -------------
LIABILITIES:

   Accounts payable and accrued expenses                          $      19,960      $      23,250
   Due to current General Partner                                           822                340
   Security deposits                                                     16,635             16,635
   Property taxes payable                                                 9,541                  0
   Unearned rental income                                                20,437             27,254
                                                                  -------------      -------------
     Total liabilities                                                   67,395             67,479
                                                                  -------------      -------------
CONTINGENT LIABILITIES:  (Note 7)

PARTNERS' CAPITAL:  (Notes 1, 4 and 9)

Current General Partner
   Cumulative net income                                                21,560              18,921
   Cumulative cash distributions                                       (10,685)             (9,630)
                                                                  ------------       -------------
                                                                        10,875               9,291
                                                                  ------------       -------------
Limited Partners (17,102.52 interests outstanding)
   Capital contributions, net of offering costs                     14,408,872          14,408,872
   Cumulative net income                                               379,265             118,006
   Cumulative cash distributions                                   (10,862,984)        (10,732,984)
   Reallocation of former general partners' deficit capital           (265,491)           (265,491)
                                                                  ------------       -------------
                                                                     3,659,662           3,528,403
                                                                  ------------       -------------

          Total partners' capital                                    3,670,537           3,537,694
                                                                  ------------       -------------

          Total liabilities and partners' capital                 $  3,737,932       $   3,605,173
                                                                  ============       =============

       The accompanying notes are an integral part of these statements.

                DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                             STATEMENTS OF INCOME

                                 (Unaudited)
                                  -----------

                                                              Three Months Ended            Six Months Ended
                                                            ----------------------      -------------------------
                                                                    June 30,                     June 30,
                                                                    --------                     --------
                                                               2001         2000           2001           2000
                                                            ---------     --------      ---------       ---------
REVENUES:
     Rental income                                          $ 87,259      $101,925       $191,197        $204,410
     Interest income                                           5,589         7,135         13,933          13,284
     Lease termination fee  (Note 3)                         181,000             0        181,000               0
     Other income                                                 32           200             32             200
     Recovery of amounts previously written off                1,610         1,073          4,829           2,683
                                                            --------      --------       --------        --------

                                                             275,490       110,333        390,991         220,577
                                                            --------      --------       --------        --------
EXPENSES:
     Partnership management fees   (Note 6)                   17,345        16,793         34,243          33,323
     Restoration fees   (Note 6)                                  64            43            193             107
     Insurance                                                   804           733          1,609           1,462
     General and administrative                               10,678        14,316         16,406          19,654
     Advisory Board fees and expenses                          1,313         2,196          3,337           6,740
     Professional services                                    16,564        19,229         31,384          35,426
     Depreciation                                             16,323        16,323         32,647          32,647
     Amortization                                              6,827           447          7,274             893
                                                            --------      --------       --------        --------

                                                              69,918        70,080        127,093         130,252
                                                            --------      --------       --------        --------

NET INCOME                                                  $205,572      $ 40,253       $263,898        $ 90,325
                                                            ========      ========       ========        ========

NET INCOME - GENERAL PARTNER                                $  2,056      $    403       $  2,639        $    903

NET INCOME - LIMITED PARTNERS                                203,516        39,850        261,259          89,422
                                                            --------      --------       --------        --------
                                                            $205,572      $ 40,253       $205,572        $ 90,325
                                                            ========      ========       ========        ========

NET INCOME PER LIMITED PARTNERSHIP INTEREST, based on
17,102.52 interests outstanding                             $  11.90      $   2.33       $  15.28        $   5.23
                                                            ========      ========       ========        ========

       The accompanying notes are an integral part of these statements.

                DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                           STATEMENTS OF CASH FLOWS

                                  (Unaudited)
                                  -----------

                                                                   Six Months Ended June 30,
                                                                  --------------------------
                                                                    2001             2000
                                                                  ---------        ---------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
     Net income                                                   $ 263,898        $  90,325
     Adjustments to reconcile net income to net cash from
        operating activities -
          Depreciation and amortization                              39,921           33,540
          Recovery of amounts previously written off                 (4,829)          (2,683)
          Interest applied to Indemnification Trust Account          (9,175)          (8,966)
          Lease termination fee                                    (181,000)               0
          Decrease in rents, other receivables & prepaid assets      17,981           16,594
          (Increase)/Decrease in property tax escrow                 (9,541)               0
          Decrease in deferred rent receivable                          840              840
          Increase in accounts payable and accrued expenses           6,251            8,032
          Increase in due to General Partner                            482               91
          (Decrease) in unearned rental income                       (6,817)          (3,000)
                                                                  ---------        ---------


               Net cash provided from operating activities          118,011          134,773
                                                                  ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Note receivable                                                 45,250                0
     Recoveries from former affiliates                                4,829            2,683
                                                                  ---------        ---------

               Net cash from investing activities                    50,079            2,683
                                                                  ---------        ---------

CASH FLOWS (USED IN) FINANCING ACTIVITIES:
     Cash distributions to General Partner                           (1,055)            (361)
     Cash distributions to Limited Partners                        (130,000)        (115,000)
                                                                  ---------        ---------


               Net cash (used in) financing activities             (131,055)        (115,361)
                                                                  ---------        ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                            37,035           22,095
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    251,528          257,312
                                                                  ---------        ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $ 288,563        $ 279,407
                                                                  =========        =========

        The accompanying notes are an integral part of these statements.

                 DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

These unaudited interim financial statements should be read in conjunction with DiVall Income Properties 3 Limited Partnership's (the "Partnership") 2000 annual audited financial statements within Form 10-K.

These unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 2001, and the results of operations for the three and six-month periods ended June 30, 2001, and 2000, and cash flows for the six-month periods ended June 30, 2001 and 2000. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.


1.   ORGANIZATION AND BASIS OF ACCOUNTING:
     ------------------------------------

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

The Partnership is currently engaged in the business of owning and operating its investment portfolio (the "Properties") of commercial real estate. The Properties are leased on a triple net basis to, and operated by, franchisers or franchisees of national, regional and local retail chains under long-term leases. The lessees consist of fast-food, family style, and casual/theme restaurants. At June 30, 2001, the Partnership owned five (5) properties and specialty leasehold improvements for use in all five (5) of the Properties.

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

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation. Through June 30, 2001, $5,797,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, since 1996, the Partnership has recognized $1,302,000 as income, which represents its share of the excess recovery. The current General Partner continues to pursue recoveries of the misappropriated funds, however no further significant recoveries are anticipated.

3.   INVESTMENT PROPERTIES:
     ---------------------

As of June 30, 2001, the Partnership owned four (4) fast-food restaurants comprised of: one (1) Hardee's restaurant, one (1) Applebee's restaurant, and two (2) Denny's restaurants; and one (1) vacant property, which was previously operated as a Hardee's restaurant. The five (5) properties are located in three
(3) states.

The Denny's property in Englewood, Colorado is located on a parcel of land where the Partnership has entered into a long-term ground lease. The lease payments are made by the tenant of the property.

During March 2001, Hardee's Food Systems, Inc. notified Management of its intent to close its restaurant in Oak Creek, Wisconsin. The lease on the property was not set to expire until 2010. In the Second Quarter of 2001, a lease termination agreement was executed and the tenant ceased the payment of rent as of April 30, 2001. Hardee's Food Systems will pay a lease termination fee of approximately two (2) years rent or $181,000. The payments are scheduled to be received in four (4) equal installments of $45,250. The first payment was received in May 2001, and the subsequent installments, which are reflected as Note receivable on the balance sheet, are scheduled to be received in August 2001, November 2001 and February 2002. Management is actively marketing new leasing for the vacant property.

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

The current General Partner receives a fee for managing the Partnership equal to 4% of gross receipts, with a maximum reimbursement for office rent and related overhead of $25,000 between the three original affiliated Partnerships as provided in the Permanent Manager Agreement ("PMA"). On May 26, 1993, the Permanent Manager, TPG, replaced the former general partners as the new General Partner, as provided for in an amendment to the Partnership Agreement dated May 26, 1993. Pursuant to amendments to the Partnership Agreement, TPG continues to provide management services for the same fee structure as provided in the PMA mentioned above. Effective March 1, 2001, the minimum management fee and the maximum reimbursement for office rent and overhead increased by 3.4% representing the allowable annual Consumer Price Index adjustment per the PMA. For purposes of computing the 4% overall fee, gross receipts includes amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. TPG has received fees from the Partnership totaling $88,561 to date on the amounts recovered, which has been offset against the 4% minimum fee.

Several of the Partnership's property leases contain purchase option provisions with stated purchase prices in excess of the original cost of the properties. The current General Partner is unaware of any unfavorable purchase options in relation to original cost.

4.   PARTNERSHIP AGREEMENT:
     ---------------------

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

On May 26, 1993, pursuant to the results of a solicitation of written consents from the Limited Partners, the Partnership Agreement was amended to replace the former general partners and amend various sections of the agreement. The former general partners were replaced as General Partner, by The Provo Group,

Inc., an Illinois corporation. Under the terms of the amendment, net profits or losses from operations are allocated 99% to the Limited Partners and 1% to the current General Partner. The amendment also provided for distributions from Net Cash Receipts to be made 99% to the Limited Partners and 1% to its current General Partner. Pursuant to the amendments to the Partnership Agreement effective June 30, 1994, distributions of Net Cash Receipts will not be made to the General Partner unless and until each Limited Partner has received a distribution from Net Cash Receipts in an amount equal to 10% per annum, cumulative simple return on his or her Adjusted Original Capital, as defined, from the Return Calculation Date, as defined, except to the extent needed by the General Partner to pay its federal and state income taxes on the income allocated to it attributable to such year. Distributions paid to the General Partner are based on the estimated tax liability as a result of allocated income. Subsequent to the filing of the General Partner's income tax returns, a true-up of actual distributions is made. Net proceeds, as defined, were also amended to be distributed 1% to the current General Partner and 99% to the Limited Partners.

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

5.   LEASES:
     ------

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

Aggregate minimum lease payments to be received under the leases for the Partnership's properties are as follows:

            Year ending
            December 31,

                    2001                  $  350,713
                    2002                     321,380
                    2003                     321,380
                    2004                     321,380
                    2005                     321,380
            Thereafter                     1,524,531
                                          ----------

                                          $3,160,764
                                          ==========

Two (2) of the Partnership's properties are leased to a Denny's franchisee. Base rent from these properties amounted to approximately 28% of total base rent in 2000.

Prior to May 1, 2001 two (2) of the Partnership's properties were leased to Hardee's Food Systems, Inc. Base rent from these properties amounted to approximately 44% of total base rents in 2000.

The original offering document required the Partnership to lease its properties to a single tenant as long as the properties so leased do not constitute; in the aggregate, more than 20% of the aggregate gross proceeds of the offering. Prior to May 1, 2001, the Partnership leased two (2) of its properties to Hardee's Food Systems, Inc., which constituted 21% of the aggregate gross proceeds in 2000.

6.   TRANSACTIONS WITH CURRENT GENERAL PARTNER:
     -----------------------------------------

Amounts paid to the current General Partner for the quarters ended June 30, 2001 and 2000, are as follow:

     Current General Partner                     Incurred as of   Incurred as of
     -----------------------
                                                 June 30, 2001    June 30, 2000
                                                 -------------    -------------

     Management fees                                   $34,243          $33,323
     Restoration fees                                      193              107
     Cash distribution                                   1,055              361
     Overhead allowance                                  2,778            2,697
     Reimbursement for out-of-pocket expenses            1,063            1,759
                                                       -------          -------
                                                       $39,332          $38,247
                                                       =======          =======

7.   CONTINGENT LIABILITIES:
     ----------------------

According to the Partnership Agreement, the current General Partner may receive a disposition fee not to exceed 3% of the contract price of the sale of investment properties. Fifty percent (50%) of all such disposition fees earned by the current General Partner is to be in escrow until the aggregate amount of recovery of the funds misappropriated from the Partnerships by the former general partners is greater than

$4,500,000. Upon reaching such recovery level, full disposition fees will thereafter be payable and fifty percent (50%) of the previously escrowed amounts will be paid to the current General Partner. At such time as the recovery exceeds $6,000,000 in the aggregate, the remaining escrowed disposition fees shall be paid to the current General Partner. If such levels of recovery are not achieved, the current General Partner will contribute the amounts in escrow towards the recovery. In lieu of an escrow, 50% of all such disposition fees have been paid directly to the restoration account and then distributed among the three Partnerships. After surpassing the $4,500,000 recovery level during March 1996, 50% of the amounts previously in escrow were refunded to the current General Partner. The remaining amount allocated to the Partnerships may be owed to the current General Partner if the $6,000,000 recovery level is met. As of June 30, 2001, the Partnership may owe the current General Partner $18,862, which is currently reflected as a recovery, if the $6,000,000 recovery level is achieved, which is unlikely.


8.  PMA INDEMNIFICATION TRUST:
    -------------------------

The PMA provides that the Permanent Manager will be indemnified from any claims or expenses arising out of or relating to the Permanent Manager serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by the Permanent Manager. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership's creditors. An Indemnification Trust ("Trust") serving such purposes has been established at United Missouri Bank, N.A. The Trust has been fully funded with Partnership assets as of June 30, 2001. Funds are invested in U.S. Treasury securities. In addition, interest totaling $98,915 has been credited to the Trust as of June 30, 2001. The rights of the Permanent Manager to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by the Permanent Manager of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against the Permanent Manager and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that the Permanent Manager shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

9.  FORMER GENERAL PARTNERS' CAPITAL ACCOUNTS:
    -----------------------------------------

The capital account balance of the former general partners as of May 26, 1993, the date of their removal as general partners pursuant to the results of a solicitation of written consents from the Limited Partners, was a deficit of $265,491. At December 31, 1993, the former general partners' deficit capital account balance in the amount of $265,491 was reallocated to the Limited Partners.

10. SUBSEQUENT EVENTS:
    -----------------

On August 15, 2001, the Partnership will make a distribution to the Limited Partners for the Second Quarter 2001 of $100,000 amounting to approximately $5.85 per limited partnership interest.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources:
-------------------------------

Investment Properties and Net Investment in Direct Financing Leases
-------------------------------------------------------------------

The investment properties, including equipment held by the Partnership at June 30, 2001, were originally purchased at a price, including acquisition costs, of approximately $6,091,000.

During March 2001, Hardee's Food Systems, Inc. notified Management of its intent to close its restaurant in Oak Creek, Wisconsin. The lease on the property was not set to expire until 2010. In the Second Quarter of 2001, a lease termination agreement was executed and the tenant ceased the payment of rent as of April 30, 2001. Management is actively marketing new leasing for the vacant property.

Other Assets
------------

Cash and cash equivalents were $289,000 at June 30, 2001, compared to $252,000 at December 31, 2000. The Partnership designated cash of $100,000 to fund the Second Quarter 2001 distributions to Limited Partners; $53,000 for the payment of accounts payable and accrued expenses; and the remainder represents reserves deemed necessary to allow the Partnership to operate normally. Cash generated through the operations of the Partnership's investment properties and sales of investment properties will provide the sources for future fund liquidity and Limited Partner distributions.

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

Property taxes escrow at June 30, 2001, in the amount of $9,500, represented four (4) months of 2001 real estate taxes for the vacant Hardee's- Oak Creek property paid by Hardee's Food Systems, Inc. upon the lease termination agreement with Management.

The Note receivable balance at June 30, 2001 was $135,750. In the Second Quarter of 2001, a lease termination agreement was executed with Hardee's Food Systems upon the closing of its restaurant in Oak Creek, Wisconsin. Hardee's Food Systems will pay a lease termination fee of approximately two (2) years rent or $181,000. The payments are scheduled to be received in four equal (4) installments of $45,250. The first payment was received in May 2001, and the subsequent payments, which are reflected in the Note receivable balance sheet, are scheduled to be received in August 2001, November 2001 and February 2002.

Liabilities
-----------

Accounts payable and accrued expenses at June 30, 2001, in the amount of $20,000, primarily represented the accrual of auditing fees.

Property taxes payable at June 30, 2001, in the amount of $9,500, represented four (4) months of 2001 real estate taxes for the vacant Hardee's- Oak Creek property paid by Hardee's Food Systems, Inc. upon the lease termination agreement with Management.

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

Cash distributions paid to the Limited Partners and to the General Partner during 2001, of $130,000 and $1,055, respectively, have also been made in accordance with the amended Partnership Agreement. The Second Quarter 2001 distribution of $100,000 will be paid to the Limited Partners on August 15, 2001.

Results of Operations:
---------------------

The Partnership reported net income for the quarter ended June 30, 2001, in the amount of $206,000 compared to net income for the quarter ended June 30, 2000 of $40,000. Net income for the six months ended June 30, 2001 and 2000 totaled $264,000 and $90,000, respectively.

Revenues
--------
Total revenues were $275,000, and $110,000, for the quarters ended June 30, 2001, and 2000, respectively, and were $391,000 and $221,000 for the six months ended June 31, 2001 and 2000, respectively.

As of May 1, 2001 total revenues, should approximate $320,000 annually or $80,000 quarterly, based on leases currently in place. Future revenues may decrease with tenant defaults and/or sales of Partnership properties. They may also increase with additional rents due from tenants, if those tenants experience sales levels which require the payment of additional rent to the Partnership.

The increase in revenues in 2001 is primarily due to the $181,000 lease termination fee charged to Hardee's Food Systems, Inc. upon the termination of the Hardee's- Oak Creek lease.

Expenses
--------

For the quarters ended June 30, 2001 and 2000, cash expenses amounted to approximately 17% and 48% of total revenues, respectively. For the six months ended June 30, 2001 and 2000, cash expenses totaled 23% and 44% of total revenues, respectively. Total expenses, including non-cash items, amounted to 25% and 64% of total revenues for the quarters ended June 30, 2001 and 2000, respectively, and totaled 33% and 59% of total revenues for the six months ended June 30, 2001 and 2000, respectively. The fluctuation is due to the increase in revenues in 2001, primarily due to the $181,000 lease termination fee.

Inflation:
---------

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

                           PART II - OTHER INFORMATION

Items 1 - 5.

Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Listing of Exhibits:

      99.0 Correspondence to the Limited Partners dated August 15, 2001, regarding the Second Quarter 2001 distribution.

(b)   Report on Form 8-K:

      The Registrant filed no reports on Form 8-K during the first quarter of fiscal year 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP


By:    The Provo Group, Inc., General Partner



By:    /s/ Bruce A. Provo
       ---------------------------------
       Bruce A. Provo, President


Date:  August 13, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:    The Provo Group, Inc., General Partner



By:    /s/ Bruce A. Provo
       ---------------------------------
       Bruce A. Provo, President


Date:  August 13, 2001



By:    /s/ Diane R. Conley
       ---------------------------------
       Diane R. Conley
       Controller


Date:  August 13, 2001