Form 10-Q
period 2001-09-30
DIVALL INCOME PROPERTIES 3 L P
filed 2001-11-13
CIK 858715

                                    FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended     September 30, 2001
                                        ---------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                     to
                                        -------------------     ---------------

                         Commission file number 0-20253

                 DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

                 Wisconsin                              39-1660958
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

                                 BALANCE SHEETS

                    September 30, 2001 and December 31, 2000
                    ----------------------------------------

                                     ASSETS

                                                                                     (Unaudited)
                                                                                     September 30,       December 31,
                                                                                         2001                2000
                                                                                      ----------          ----------
INVESTMENT PROPERTIES:  (Note 3)

        Land                                                                          $1,553,680          $1,553,680
        Buildings and improvements                                                     2,249,959           2,249,959
        Accumulated depreciation                                                        (892,955)           (843,984)
                                                                                      ----------          ----------

             Net investment properties                                                 2,910,684           2,959,655
                                                                                      ----------          ----------

OTHER ASSETS:

        Cash and cash equivalents                                                        267,548             251,528
        Cash held in Indemnification Trust (Note 8)                                      352,894             339,740
        Rents and other receivables                                                        9,445              17,982
        Property Tax Escrow                                                                9,541                   0
        Deferred rent receivable                                                          16,160              17,420
        Deferred fees                                                                      8,629              16,167
        Prepaid assets                                                                       268               2,681
        Note Receivable (Note 3)                                                          90,500                   0
                                                                                      ----------          ----------

             Total other assets                                                          754,985             645,518
                                                                                      ----------          ----------
             Total assets                                                             $3,665,669          $3,605,173
                                                                                      ==========          ==========

        The accompanying notes are an integral part of these statements.

                 DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                        LIABILITIES AND PARTNERS' CAPITAL

                    September 30, 2001 and December 31, 2000
                    ----------------------------------------

                                                              (Unaudited)
                                                             September 30,    December 31,
                                                                  2001            2000
                                                              ------------    ------------
LIABILITIES:

   Accounts payable and accrued expenses                      $     26,438    $     23,250
   Due to current General Partner                                      119             340
   Security deposits                                                16,635          16,635
   Property taxes payable                                            9,541               0
   Unearned rental income                                           12,771          27,254
                                                              ------------    ------------

     Total liabilities                                              65,504          67,479
                                                              ------------    ------------

CONTINGENT LIABILITIES:  (Note 7)

PARTNERS' CAPITAL:  (Notes 1, 4 and 9)

Current General Partner -
   Cumulative net income                                            21,857          18,921
   Cumulative cash distributions                                   (10,804)         (9,630)
                                                              ------------    ------------

                                                                    11,053           9,291
                                                              ------------    ------------

Limited Partners (17,102.52 interests outstanding)
   Capital contributions, net of offering costs                 14,408,872      14,408,872
   Cumulative net income                                           408,715         118,006
   Cumulative cash distributions                               (10,962,984)    (10,732,984)
   Reallocation of former general partners' deficit capital       (265,491)       (265,491)
                                                              ------------    ------------

                                                                 3,589,112       3,528,403
                                                              ------------    ------------

          Total partners' capital                                3,600,165       3,537,694
                                                              ------------    ------------

          Total liabilities and partners' capital             $  3,665,669    $  3,605,173
                                                              ============    ============

        The accompanying notes are an integral part of these statements.

                 DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME

                                   (Unaudited)
                                   -----------

                                                  Three Months Ended     Nine Months Ended
                                                 --------------------   -------------------
                                                     September 30,         September 30,
                                                     -------------         -------------

                                                   2001        2000       2001       2000
                                                 --------    --------   --------   --------
REVENUES:
     Rental income                               $ 79,925    $101,925   $271,122   $306,335
     Interest income                                5,568       7,618     19,501     20,902
     Lease termination fee (Note 3)                     0           0    181,000          0
     Other income                                       0           0         32        200
     Recovery of amounts previously written off         0       1,609      4,829      4,292
                                                 --------    --------   --------   --------

                                                   85,493     111,152    476,484    331,729
                                                 --------    --------   --------   --------

EXPENSES:
     Partnership management fees (Note 6)          17,409      16,836     51,652     50,159
     Restoration fees (Note 6)                          0           0        193        107
     Insurance                                        804         734      2,413      2,196
     General and administrative                     5,524       4,385     22,318     24,039
     Advisory Board fees and expenses               1,313       1,313      4,649      8,053
     Professional services                         14,108      14,573     45,105     49,999
     Depreciation                                  16,324      16,324     48,971     48,971
     Amortization                                     264         446      7,538      1,339
                                                 --------    --------   --------   --------

                                                   55,746      54,611    182,839    184,863
                                                 --------    --------   --------   --------

NET INCOME                                       $ 29,747    $ 56,541   $293,645   $146,866
                                                 ========    ========   ========   ========

NET INCOME - GENERAL PARTNER                     $    297    $    565   $  2,936   $  1,469

NET INCOME - LIMITED PARTNERS                      29,450      55,976    290,709    145,397
                                                 --------    --------   --------   --------

                                                 $ 29,747    $ 56,541   $293,645   $146,866
                                                 ========    ========   ========   ========

NET INCOME PER LIMITED PARTNERSHIP INTEREST,
based on 17,102.52 interests outstanding         $   1.72    $   3.27   $  17.00   $   8.50
                                                 ========    ========   ========   ========


  The accompanying notes are an integral part of these statements.

                 DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                   -----------

                                                                      Nine Months Ended September 30,
                                                                      -------------------------------

                                                                            2001         2000
                                                                         ---------    ---------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
     Net income                                                          $ 293,645    $ 146,866
     Adjustments to reconcile net income to net cash from
      operating activities -
          Depreciation and amortization                                     56,509       50,310
          Recovery of amounts previously written off                        (4,829)      (4,292)
          Interest applied to Indemnification Trust Account                (13,154)     (13,988)
          Lease termination fee                                           (135,750)           0
          Decrease in rents, other receivables & prepaid assets             10,950       18,401
          (Increase)/Decrease in property tax escrow                        (9,541)           0
          Decrease in deferred rent receivable                               1,260        1,260
          Increase/(Decrease) in accounts payable and accrued expenses      12,729       (2,391)
          (Decrease)/ Increase in due to General Partner                      (221)          91
          (Decrease) in unearned rental income                             (14,483)      (3,000)
                                                                         ---------    ---------

               Net cash provided from operating activities                 197,115      193,322
                                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Payments on note receivable                                            45,250            0
     Recoveries from former affiliates                                       4,829        4,292
                                                                         ---------    ---------

               Net cash from investing activities                           50,079        4,292
                                                                         ---------    ---------

CASH FLOWS (USED IN) FINANCING ACTIVITIES:
     Cash distributions to General Partner                                  (1,174)        (587)
     Cash distributions to Limited Partners                               (230,000)    (180,000)
                                                                         ---------    ---------

               Net cash (used in) financing activities                    (231,174)    (180,587)
                                                                         ---------    ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                   16,020       17,027

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           251,528      257,312
                                                                         ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $ 267,548    $ 274,339
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

These unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 2001, and the results of operations for the three and nine-month periods ended September 30, 2001, and 2000, and cash flows for the nine-month periods ended September 30, 2001 and 2000. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

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

The Partnership is currently engaged in the business of owning and operating its investment portfolio (the "Properties") of commercial real estate. The Properties are leased on a triple net basis to, and operated by, franchisers or franchisees of national, regional and local retail chains under long-term leases. The lessees consist of fast-food, family style, and casual/theme restaurants. At September 30, 2001, the Partnership owned five (5) properties and specialty leasehold improvements for use in all five (5) of the Properties.

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

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation. Through September 30, 2001, $5,797,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, since 1996, the Partnership has recognized $1,302,000 as income, which represents its share of the excess recovery. The current General Partner continues to pursue recoveries of the misappropriated funds, however no further significant recoveries are anticipated.

3. INVESTMENT PROPERTIES:
   ---------------------

As of September 30, 2001, the Partnership owned four (4) fast-food restaurants comprised of: one (1) Hardee's restaurant, one (1) Applebee's restaurant, and two (2) Denny's restaurants; and one (1) vacant property, which was previously operated as a Hardee's restaurant. The five (5) properties are located in three
(3) states.

The Denny's property in Englewood, Colorado is located on a parcel of land where the Partnership has entered into a long-term ground lease. The lease payments are made by the tenant of the property.

During March 2001, Hardee's Food Systems, Inc. notified Management of its intent to close its restaurant in Oak Creek, Wisconsin. The lease on the property was not set to expire until 2010. In the Second Quarter of 2001, a lease termination agreement was executed and the tenant ceased the payment of rent as of April 30, 2001. Hardee's Food Systems will pay a lease termination fee of approximately two (2) years rent or $181,000. The payments are scheduled to be received in four (4) equal installments of $45,250. The first payment was received in May 2001 upon the execution of the agreement, and the subsequent installments were reflected as Note receivable on the balance sheet. The first Note receivable installment was received in August 2001. The remaining installments, which are reflected in the Note receivable on the balance sheet at September 30, 2001, are scheduled to be received in November 2001 and February 2002. Management is actively marketing new leasing for the vacant property.

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

On May 26, 1993, pursuant to the results of a solicitation of written consents from the Limited Partners, the Partnership Agreement was amended to replace the former general partners and amend various sections of the agreement. The former general partners were replaced as General Partner, by The Provo Group, Inc., an Illinois corporation. Under the terms of the amendment, net profits or losses from operations are allocated 99% to the Limited Partners and 1% to the current General Partner. The amendment also provided for distributions from Net Cash Receipts to be made 99% to the Limited Partners and 1% to its current General Partner. Pursuant to the amendments to the Partnership Agreement effective June 30, 1994, distributions of Net Cash Receipts will not be made to the General Partner unless and until each Limited Partner has received a distribution from Net Cash Receipts in an amount equal to 10% per annum, cumulative simple return on his or her Adjusted Original Capital, as defined, from the Return Calculation Date, as defined, except to the extent needed by the General Partner to pay its federal and state income taxes on the income allocated to it attributable in such year. Distributions paid to the General Partner are based on the estimated tax liability as a result of allocated income. Subsequent to the filing of the General Partner's income tax returns, a true-up of actual distributions is made. Net proceeds, as defined, were also amended to be distributed 1% to the current General Partner and 99% to the Limited Partners.

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

Aggregate minimum lease payments to be received under the leases for the Partnership's properties are as follows:

                  Year ending
                  December 31,
                             2001                   $350,713
                             2002                    321,380
                             2003                    321,380
                             2004                    321,380
                             2005                    321,380
                  Thereafter                       1,524,531
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

The original offering document allowed the Partnership to lease its properties to a single tenant as long as the properties so leased do not constitute; in the aggregate, more than 20% of the aggregate gross proceeds of the offering. Prior to May 1, 2001, the Partnership leased two (2) of its properties to Hardee's Food Systems, Inc., which constituted 21% of the aggregate gross proceeds in 2000.

6. TRANSACTIONS WITH CURRENT GENERAL PARTNER:
   -----------------------------------------

Amounts paid to the current General Partner for the quarters ended September 30, 2001 and 2000, are as follows:

    Current General Partner                      Incurred as of  Incurred as of
    -----------------------
                                                 September 30,     September 30,
                                                 ------------      ------------
                                                     2001             2000
                                                     ----             ----
    Management fees                                $51,652          $50,159
    Restoration fees                                   193              107
    Cash distribution                                1,174              587
    Overhead allowance                               4,183            4,056
    Reimbursement for out-of-pocket expenses         1,795            2,215
                                                   -------          -------
                                                   $58,997          $57,124
                                                   =======          =======

7. CONTINGENT LIABILITIES:
   ----------------------

According to the Partnership Agreement, the current General Partner may receive a disposition fee not to exceed 3% of the contract price of the sale of investment properties. Fifty percent (50%) of all such disposition fees earned by the current General Partner is to be in escrow until the aggregate amount of recovery of the funds misappropriated from the Partnerships by the former general partners is greater than $4,500,000. Upon reaching such recovery level, full disposition fees will thereafter be payable and fifty percent (50%) of the previously escrowed amounts will be paid to the current General Partner. At such time as the recovery exceeds $6,000,000 in the aggregate, the remaining escrowed disposition fees shall be paid to the current General Partner. If such levels of recovery are not achieved, the current General Partner will contribute the amounts in escrow towards the recovery. In lieu of an escrow, 50% of all such disposition fees have been paid directly to the restoration account and then distributed among the three Partnerships. After surpassing the $4,500,000 recovery level during March 1996, 50% of the amounts previously in escrow were refunded to the current General Partner. The remaining amount allocated to the Partnerships may be owed to the current General Partner if the $6,000,000 recovery level is met. As of September 30, 2001, the Partnership may owe the current General Partner $18,862, which is currently reflected as a recovery, if the $6,000,000 recovery level is achieved, which is unlikely.

8.  PMA INDEMNIFICATION TRUST:
    -------------------------

The PMA provides that the Permanent Manager will be indemnified from any claims or expenses arising out of or relating to the Permanent Manager serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by the Permanent Manager. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership's creditors. An Indemnification Trust ("Trust") serving such purposes has been established at United Missouri Bank, N.A. The Trust has been fully funded with Partnership assets as of September 30, 2001. Funds are invested in U.S. Treasury securities. In addition, interest totaling $102,894 has been credited to the Trust as of September 30, 2001. The rights of the Permanent Manager to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by the Permanent Manager of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against the Permanent Manager and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that the Permanent Manager shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

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

10. SUBSEQUENT EVENTS:
    -----------------

On November 15, 2001, the Partnership will make a distribution to the Limited Partners for the Third Quarter 2001 of $80,000 amounting to approximately $4.68 per limited partnership interest.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources:
-------------------------------

Investment Properties and Net Investment in Direct Financing Leases
-------------------------------------------------------------------

The investment properties, including equipment held by the Partnership at September 30, 2001, were originally purchased at a price, including acquisition costs, of approximately $6,091,000.

During March 2001, Hardee's Food Systems, Inc. notified Management of its intent to close its restaurant in Oak Creek, Wisconsin. The lease on the property was not set to expire until 2010. In the Second Quarter of 2001, a lease termination agreement was executed and the tenant ceased the payment of rent as of April 30, 2001. Management is actively marketing new leasing for the vacant property.

Other Assets
------------

Cash and cash equivalents were $268,000 at September 30, 2001, compared to $252,000 at December 31, 2000. The Partnership designated cash of $80,000 to fund the Third Quarter 2001 distributions to Limited Partners; $41,000 for the payment of accounts payable and accrued expenses; and the remainder represents reserves deemed necessary to allow the Partnership to operate normally. Cash generated through the operations of the Partnership's investment properties and sales of investment properties will provide the sources for future fund liquidity and Limited Partner distributions.

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

Property taxes escrow at September 30, 2001, in the amount of approximately $9,500, represented four (4) months of 2001 real estate taxes for the vacant Hardee's- Oak Creek property paid by Hardee's Food Systems, Inc. upon the lease termination agreement with Management.

The Note receivable balance at September 30, 2001 was $90,500. In the Second Quarter of 2001, a lease termination agreement was executed with Hardee's Food Systems upon the closing of its restaurant in Oak Creek, Wisconsin. Hardee's Food Systems will pay a lease termination fee of approximately two (2) years rent or $181,000. The payments are scheduled to be received in four equal (4) installments of $45,250. The first payment was received in May 2001 upon the execution of the agreement, and the subsequent installments were reflected as Note receivable on the balance sheet. The first Note receivable installment was received in August 2001. The remaining installments, which are reflected in the Note receivable on the balance sheet at September 30, 2001,are scheduled to be received in November 2001 and February 2002.

Liabilities
-----------

Accounts payable and accrued expenses at September 30, 2001, in the amount of $26,000, primarily represented the accrual of auditing fees.

Property taxes payable at September 30, 2001, in the amount of $9,500, represented four (4) months of 2001 real estate taxes for the vacant Hardee's-Oak Creek property paid by Hardee's Food Systems, Inc. upon the lease termination agreement with Management.

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

Cash distributions paid to the Limited Partners and to the General Partner during 2001, of $230,000 and $1,174, respectively, have also been made in accordance with the amended Partnership Agreement. The Third Quarter 2001 distribution of $80,000 will be paid to the Limited Partners on November 15, 2001.

Results of Operations:
---------------------

The Partnership reported net income for the quarter ended September 30, 2001, in the amount of $30,000 compared to net income for the quarter ended September
30, 2000 of $57,000. Net income for the nine months ended September 30, 2001 and 2000 totaled $294,000 and $147,000, respectively.

Revenues
--------

Total revenues were $85,000, and $111,000, for the quarters ended September 30, 2001, and 2000, respectively, and were $476,000 and $332,000 for the nine months ended September 30, 2001 and 2000, respectively.

As of May 1, 2001 total revenues, should approximate $320,000 annually or $80,000 quarterly, based on leases currently in place. Future revenues may decrease with tenant defaults and/or sales of Partnership properties. They may also increase with additional rents due from tenants, if those tenants experience sales levels which require the payment of additional rent to the Partnership.

The fluctuation in the 2001 Third Quarter revenues is due primarily to decreased rental income upon the lease termination of Hardee's- Oak Creek as of April 30, 2001. The increase in revenues in 2001 is primarily due to the $181,000 lease termination fee charged to Hardee's Food Systems, Inc. in the Second Quarter upon the termination of the Hardee's- Oak Creek lease.

Expenses
--------

For the quarters ended September 30, 2001 and 2000, cash expenses amounted to approximately 46% and 34% of total revenues, respectively. For the nine months ended September 30, 2001 and 2000, cash expenses totaled 27% and 41% of total revenues, respectively. Total expenses, including non-cash items, amounted to 65% and 49% of total revenues for the quarters ended September 30, 2001 and 2000, respectively, and totaled 38% and 56% of total revenues for the nine months ended September 30, 2001 and 2000, respectively. The fluctuation in the Third Quarter of 2001 is due primarily to decreased rental income upon the lease termination of Hardee's- Oak Creek as of April 30, 2001. The fluctuation in 2001 is due to the increase in revenues, primarily due to the $181,000 lease termination fee.

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

                           PART II - OTHER INFORMATION

Items 1 - 5.

Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Listing of Exhibits:

         99.0 Correspondence to the Limited Partners dated November 15, 2001, regarding the Third Quarter 2001 distribution.

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

Date:    November 12, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:      The Provo Group, Inc., General Partner

By:      /s/Bruce A. Provo
         ---------------------------------------------
         Bruce A. Provo, President

Date:    November 12, 2001



By:      /s/Diane R. Conley
         ---------------------------------------
         Diane R. Conley
         Controller

Date:   November 12, 2001