Form 10-K405
period 2001-12-31
DIVALL INCOME PROPERTIES 3 L P
filed 2002-03-26
CIK 858715

                                    FORM 10-K
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2001
                               ---------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to ____________

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

     Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Limited Partnership Interests

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______
                                       ---

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

                   Index to Exhibits located on page:   33 - 34
                                                      -----------

                                     PART I

Item 1. Business

Background
----------

The Registrant, DiVall Income Properties 3 Limited Partnership (the "Partnership"), is a limited partnership organized under the Wisconsin Uniform Limited Partnership Act pursuant to an Agreement of Limited Partnership dated as of December 12, 1989, and amended as of December 18, 1989, February 19, 1990, April 9, 1990, February 8, 1993, May 26, 1993, June 1, 1993, and June 30, 1994
(collectively the "Partnership Agreement"). As of December 31, 2001, the Partnership consisted of one General Partner and 977 Limited Partners owning an aggregate of 17,102.52 Limited Partnership D-Interests (the "D-Interests") acquired at a public offering price of $1,000 per Interest before volume discounts. The Interests were sold pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933 dated April 23, 1990. On April 23, 1992, the Partnership closed the offering at 17,102.52 D-Interests ($17,102,520), providing net proceeds to the Partnership after volume discounts and offering costs of $14,408,872.

The Partnership is currently engaged in the business of owning and operating its investment portfolio (the "Properties") of commercial real estate. The Properties are leased on a triple net basis to, and operated by, franchisors or franchisees of national, regional and local retail chains under long-term leases. The lessees consist of fast-food, family style, and casual/theme restaurants. At December 31, 2001, the Partnership owned four (4) Properties and specialty leasehold improvements for use in all four (4) of the Properties, as more fully described in Item 2. During the Second Quarter of 1998, the General Partner received the written consent of a majority of the Limited Partners to liquidate the Partnership's assets and dissolve the Partnership. During 1999, Management entered into an agreement to sell the Properties. The sale was not consummated, and the agreement was terminated. Management is currently seeking buyers for the Partnership's remaining four (4) Properties within the parameters of the consent and anticipates that all the Properties will be sold by the end of 2002. However, Management expects to continue normal operations for the Partnership until the sales are complete.

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

Item 2. Properties

The Partnership's Properties are leased under 20 year leases. All leases are triple net which require the tenant to pay all property operating costs including maintenance, repairs, utilities, property taxes, and insurance. All leases contain percentage rent provisions which require the tenant to pay a specified percentage (7% to 8%) of gross sales above a threshold amount.

The Partnership owned the following Properties (including specialty leasehold improvements) as of December 31, 2001:

                                                                              Lease
Acquisi-    Property Name                        Purchase        Rental Per   Expiration   Renewal
tion Date   & Address           Lessee           Price (1)       Annum        Date         Options
---------   -----------------   --------------   -------------   ----------   ----------   -------
08/14/90    Hardee's            Hardee's Food    $1,648,569(2)    $ 92,000    01/31/2010     None
            2450 E Layton Ave   Systems, Inc.
            St Francis, WI

09/11/90    Applebee's          B.T. Woodlipp,    1,297,990(2)     116,040    11/30/2009     None
            2101 Greentree Rd   Inc.
            Pittsburgh, PA

02/05/91    Vacant              Vacant            1,929,472(2)           0            NA       NA
            9505 S 13th St
            Oak Creek, WI

                                                                              Lease
Acquisi-    Property Name                        Purchase        Rental Per   Expiration   Renewal
tion Date   & Address              Lessee        Price (1)       Annum        Date         Options
---------   --------------------   -----------   -------------   ----------   ----------   -------
04/28/92    Vacant                 Vacant           791,159(2)           0       NA          NA
                                                 ----------       --------
            4375 Sinton Rd
            Colorado Springs, CO
                                                 $5,667,190       $208,040
                                                 ==========       ========

Footnotes.

(1)  Purchase price includes all costs incurred to acquire the property.
(2)  Purchase price includes cost of specialty leasehold improvements.

The Partnership previously owned a Denny's restaurant on Arapahoe Road in Englewood, Colorado, which was located on a parcel of land where the Partnership had entered into a Ground Lease. The Partnership had been assigned all of the rights and interest in the Ground Lease by the Ground Lease Lessee, Phoenix Restaurant Group, Inc., ("Phoenix"). However, Phoenix retained the obligations under the Ground Lease and the ground lease payments were made by the former tenant. The Partnership, as the Landlord, also entered into the Englewood Property Lease with tenant, Phoenix. Due to bankruptcy proceedings of Phoenix, the Englewood Property Lease between the Partnership and Phoenix was terminated in the Fourth Quarter and rent on the Englewood property ceased as of December 2001. Management is uncertain whether the $9,600 due from the former tenant, all of which has been reserved, will be collected. In addition, the bankruptcy court approved the motion filed by Phoenix to release it from both the Englewood Property Lease and the Ground Lease, and thus the Partnership's rights and interest in the Ground Lease have been discharged. Because the Partnership did not assume any of Phoenix's obligations under the Ground Lease, the Partnership has taken the position that it is not liable for any amounts of unpaid rent or expenses due to the Ground Lessor. Possession of the property was returned to the Ground Lessor which resulted in a write-off of the Englewood property and a $141,000 loss in the Fourth Quarter.

Due to bankruptcy proceedings by a former tenant, Phoenix Restaurant Group, Inc., ("Phoenix"), the related lease on the Colorado Springs property was terminated in the Fourth Quarter of 2001 and rent ceased as of December 2001. The entire amount due of approximately $20,600 from the former tenant has been reserved. The amount is included in the Partnership's filing for damages in Bankruptcy Court of approximately $77,000, or one year of rent, although it is uncertain whether the amount will be collectible. Management is also actively marketing new leasing or a potential buyer for the vacant property.

During March 2001, Hardee's Food Systems, Inc. notified Management of its intent to close its restaurant in Oak Creek, Wisconsin. The lease on the property was not set to expire until 2010. In the Second Quarter of 2001, a lease termination agreement was executed and the tenant ceased the payment of rent as of April 30, 2001. Hardee's Food Systems agreed to pay the Partnership a lease termination fee of approximately two years rent or $181,000. Management is actively marketing new leasing or a potential buyer for the vacant property.

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

(b) As of December 31, 2001, there were 977 record holders of Interests in the Partnership.

(c) The Partnership does not pay dividends. However, the Partnership Agreement provides for distributable net cash receipts of the Partnership to be distributed on a quarterly or monthly basis, 99% to the Limited Partners and 1 % to the General Partner, subject to the limitations on distributions to the General Partner described in the Partnership Agreement. During 2001 and 2000, $310,000 and $250,000 was distributed in the aggregate to the Limited Partners. In 2001 and 2000, the General Partner received aggregate distributions of $492 and $877, respectively.

Item 6. Selected Financial Data

The Partnership's selected financial data included below has been derived from the Partnership's financial statements. Arthur Andersen LLP's report on the financial statements, for the years ended December 31, 2001 and 2000, is included in this annual report on page 15. The financial data selected below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and with the financial statements and the related notes appearing elsewhere in this annual report.

                 DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP
                        (a Wisconsin limited partnership)

                  December 31, 2001, 2000, 1999, 1998, and 1997

    ------------------------------------------------------------------------------------------
                                 2001         2000         1999         1998          1997
    ------------------------------------------------------------------------------------------
    Total Revenue              $  576,659   $  458,923   $  455,885   $   698,995   $  939,210
    ------------------------------------------------------------------------------------------
    Net Income (Loss)             123,187      219,372      197,113       (68,993)     604,505
    ------------------------------------------------------------------------------------------
    Net Income (Loss) per
    Limited Partner
    Interest                         7.13        12.70        11.41         (3.99)       34.99
    ------------------------------------------------------------------------------------------
    Total Assets                3,447,035    3,605,173    3,658,298     3,685,808    5,543,931
    ------------------------------------------------------------------------------------------
    Total Partners' Capital     3,350,389    3,537,694    3,569,199     3,622,874    5,438,132
    ------------------------------------------------------------------------------------------
    Cash Distributions per
    Limited Partnership
    Interest                        18.13        14.62        14.62        102.03        96.48
    ------------------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources:
--------------------------------

Investment Properties and Net Investment in Direct Financing Leases
-------------------------------------------------------------------

The Properties, including equipment held by the Partnership at December 31, 2001, were originally purchased at a price, including acquisition costs, of approximately $5,667,000.

At December 31, 2000 the Partnership owned five (5) fast-food restaurants comprised of: two (2) Hardee's restaurants, one (1) Applebee's restaurant, and two (2) Denny's restaurants. However, due to the write-off of the former Englewood property during the Fourth Quarter of 2001 only four (4) properties remain at December 31, 2001. In addition, the former Hardee's- Oak Creek lease was terminated in the Second Quarter of 2001 and the former Denny's- Colorado Springs lease was terminated in the Fourth Quarter of 2001. Both properties remain vacant as of December 31, 2001. Therefore, the four (4) remaining properties at December 31, 2001 are comprised of: one (1) Hardee's restaurant, one (1) Applebee's restaurant, and two (2) vacant properties. Management anticipates that the remaining four properties will be sold by the end of 2002. If this timing should not occur, Management is comfortable that the two remaining property leases are sound and that the Partnership will be able to adequately meet its future expenses. In addition, Management is prepared to waive Management fees paid by the Partnership to TPG if the need should arise.

The Partnership previously owned a Denny's restaurant on Arapahoe Road in Englewood, Colorado, which was located on a parcel of land where the Partnership had entered into a Ground Lease. The Partnership had been assigned all of the rights and interest in the Ground Lease by the Ground Lease Lessee, Phoenix Restaurant Group, Inc., ("Phoenix"). However, Phoenix retained the obligations under the Ground Lease and the ground lease payments were made by the former tenant. The Partnership, as the Landlord, also entered into the Englewood Property Lease with tenant, Phoenix. Due to bankruptcy proceedings of Phoenix, the Englewood Property Lease between the Partnership and Phoenix was terminated in the Fourth Quarter and rent on the Englewood property ceased as of December 2001. Management is uncertain whether the $9,600 due from the former tenant, all of which has been reserved, will be collected. In addition, the bankruptcy court approved the motion filed by Phoenix to release it from both the Englewood Property Lease and the Ground Lease, and thus the Partnership's rights and interest in the Ground Lease have been discharged. Because the Partnership did not assume any of Phoenix's obligations under the Ground Lease, the Partnership has taken the position that it is not liable for any amounts of unpaid rent or expenses due to the Ground Lessor. Possession of the property was returned to the Ground Lessor which resulted in a write-off of the Englewood property and a $141,000 loss in the Fourth Quarter.

Due to bankruptcy proceedings by a former tenant, Phoenix Restaurant Group, Inc., ("Phoenix"), the related lease on the Colorado Springs property was terminated in the Fourth Quarter of 2001 and rent ceased as of December 2001. The entire amount due of approximately $20,600 from the former tenant has been reserved. The amount is included in the Partnership's filing for damages in Bankruptcy Court of approximately $77,000, or one year of rent, although it is uncertain whether the amount will be collectible. Management is also actively marketing new leasing or a potential buyer for the vacant property.

During March 2001, Hardee's Food Systems, Inc. notified Management of its intent to close its restaurant in Oak Creek, Wisconsin. The lease on the property was not set to expire until 2010. In the Second Quarter of 2001, a lease termination agreement was executed and the tenant ceased the payment of rent as of April 30, 2001. Hardee's Food Systems agreed to pay the Partnership a lease termination fee of approximately two years rent or $181,000. Management is actively marketing new leasing or a potential buyer for the vacant property.

Other Assets
------------

Cash and cash equivalents held by the Partnership, were $240,000 at December 31, 2001, compared to $252,000 at December 31, 2000. The Partnership designated cash of $25,000 to fund the Fourth Quarter 2001 distributions to Limited Partners, which is scheduled to be paid in February 2002; $59,000 for the payment of year-end accounts payable and accrued expenses; and the remainder represents reserves deemed necessary to allow the Partnership to operate normally. Cash generated through the operations of the Partnership's Properties, and sales of Properties will provide the sources for future fund liquidity and Limited Partner distributions.

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

Property taxes escrow at December 31, 2001, in the amount of approximately $9,600, represented four (4) months of 2001 real estate taxes for the former Hardee's- Oak Creek property paid by Hardee's Food Systems, Inc. upon the lease termination agreement with Management.

Deferred fees were approximately $8,000 and $16,000, net of amortization, at December 31, 2001 and 2000, respectively. Deferred fees represent leasing commissions paid when properties are leased and/or upon the negotiated extension of a lease. Leasing commissions are capitalized and amortized over the life of the lease. During the Second Quarter of 2001, the net deferred fee balance related to the former Hardee's- Oak Creek tenant was written-off due to its lease termination.

The Note receivable balance at December 31, 2001 was $45,250. In the Second Quarter of 2001, a lease termination agreement was executed with Hardee's Food Systems upon the closing of its restaurant in Oak Creek, Wisconsin. Hardee's Food Systems agreed to pay a lease termination fee of approximately two (2) years rent or $181,000. The payments were scheduled to be received in four equal
(4) installments of $45,250. The first payment was received in May 2001 upon the execution of the agreement, and the subsequent installments were reflected as Note receivable on the balance sheet in the Second Quarter of 2001. Note receivable installments were received in August and October 2001. The remaining installment, which is reflected in the Note receivable on the balance sheet at December 31, 2001, is scheduled to be received in February 2002.

Liabilities
-----------

Accounts payable and accrued expenses at December 31, 2001, in the amount of $33,000, primarily represented accruals of auditing, tax, and data processing fees.

Property taxes payable at December 31, 2001, in the amount of $35,000, represented accruals of 2001 real estate taxes in relation to the vacant Oak Creek and Colorado Springs properties.

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

Cash distributions paid to the Limited Partners and to the General Partner during 2001, of $310,000 and $492, respectively, have also been made in accordance with the Partnership Agreement. The Fourth Quarter 2001 distribution of $25,000 is scheduled to be paid to the Limited Partners on February 15, 2002.

Results of Operations:
----------------------

The Partnership reported net income for the year ended December 31, 2001, in the amount of $123,000 compared to net income for the years ended December 31, 2000 and 1999 of $219,000 and $197,000. Results for 2001 were different than would be expected from "normal" operations, primarily because of the former Hardee's- Oak Creek $181,000 lease termination fee, the non-cash disposal of the Denny's-Englewood property at a loss of $141,000, defaulted tenant real estate taxes, and write-offs for uncollectible rents in the Fourth Quarter. In addition, results for 1999 were different than would be expected from "normal" operations, primarily because of property valuation costs.

Revenues
--------

Total revenues were $577,000, $459,000, and $456,000, for the years ended December 31, 2001, 2000, and 1999, respectively. The increase in revenue in 2001 was due primarily to the $181,000 lease termination fee, offset by decreased rental income, upon the termination of the Hardee's-Oak Creek property lease in the Second Quarter of 2001.

As of December 31, 2001 total revenues, should approximate $208,000 annually or $52,000 quarterly, based on leases currently in place. Future revenues may decrease with tenant defaults and/or sales of Partnership properties. They may also increase with additional rents due from tenants, if those tenants experience sales levels which require the payment of additional rent to the Partnership.

Expenses
--------

For the years ended December 31, 2001, 2000, and 1999, cash expenses amounted to approximately 36%, 38%, and 42% of total revenues, respectively. Total expenses, including non-cash items, amounted to 79%, 52%, and 57% of total revenues for the years ended December 31, 2001, 2000, and 1999, respectively. The increase in total expenses in 2001 is due primarily to the loss on the disposal of the Denny's-Englewood property, defaulted tenant real estate taxes, and the write-off of uncollectible receivables in the Fourth Quarter. In addition, in 1999 the Partnership incurred legal fees, and fees for environmental inspections and land title surveys in connection with the proposed liquidation of the Partnership.

The loss on disposal of asset, write-off of uncollectible receivables, depreciation, and amortization are non-cash items and do not affect current operating cash flow of the Partnership or distributions to the Limited Partners.

Selected Quarterly Financial Information (unaudited)
----------------------------------------------------
                                                Quarter Ended
                             March 31,   June 30,   September 30,   December 31,
                               2001        2001         2001            2001
                             ---------   --------   -------------   ------------
Revenues                     $115,502    $275,490      $85,493        $100,174
Net Income (Loss)              58,327     205,572       29,747        (170,459)
Net Income (Loss) Per Unit       3.38       11.90         1.72           (9.87)

                                                Quarter Ended
                             March 31,   June 30,   September 30,   December 31,
                               2001        2001         2001            2001
                             ---------   --------   -------------   ------------
Revenues                     $110,244    $110,333     $111,152        $127,194
Net Income (Loss)              50,072      40,253       56,541          72,506
Net Income (Loss) Per Unit       2.90        2.33         3.27            4.20

Inflation:
----------

Inflation has a minimal effect on operating earnings and related cash flows from a portfolio of triple net leases. By their nature, such leases actually fix revenues and are not impacted by rising costs of maintenance, insurance, or real estate taxes. Although the Partnership's leases have percentage rent clauses, percentage rents represented only 8% of total rental income for 2001. If inflation causes operating margins to deteriorate for lessees, if expenses grow faster than revenues, then, inflation may well negatively impact the portfolio through tenant defaults.

It would be misleading to associate inflation with asset appreciation for real estate, in general, and the Partnership's portfolio, specifically. Due to the "triple net" nature of the property leases, asset values generally move inversely with interest rates.

New Accounting Pronouncement:
-----------------------------

In October 2001, Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144) was issued. FAS 144 supercedes Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (FAS 121). FAS 144 primarily addresses issues relating to the implementation of FAS 121 and develops a single accounting model for long-lived assets to be disposed of, whether previously held and used or newly acquired. The provisions of FAS 144 will be effective for fiscal years beginning after December 15, 2001. The Company adopted FAS 144 on January 1, 2002 with no impact on financial statements.

Critical Accounting Policies:
-----------------------------

The Partnership believes that its most significant accounting policies deal with:

Depreciation methods and lives- Depreciation of the properties is provided on a straight-line basis over 31.5 years, which is the estimated useful life of the buildings and improvements. While the Partnership believes these are the appropriate lives and methods, use of different lives and methods could result in different impacts on net income. Additionally, the value of real estate is typically based on market conditions and property performance, so depreciated book value of real estate may not reflect the market value of real estate assets.

Revenue recognition- Rental revenue from investment properties is recognized on the straight-line basis over the life of the respective lease. Percentage rents are accrued only when the tenant has reached the breakpoint stipulated in the lease.

The Partnership periodically reviews its long-lived assets, primarily real estate, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Partnership's review involves comparing current and future operating performance of the assets, the most significant of which is undiscounted operating cash flows, to the carrying value of the assets. Based on this analysis, a provision for possible loss is recognized, if any.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

None.

Item 8. Financial Statements and Supplementary Data

                 DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP
                 ----------------------------------------------

                        (a Wisconsin limited partnership)
                        ---------------------------------

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                   -------------------------------------------

                                                                    Page
                                                                    -----
Report of Independent Public Accountants   ......................      14

Balance Sheets, December 31, 2001 and 2000 ......................   15-16

Statements of Income for the Years
Ended December 31, 2001, 2000, and 1999    ......................      17

Statement of Partners' Capital for the
Years Ended December 31, 2001, 2000,
and 1999                                   ......................      18

Statements of Cash Flows for the Years
Ended December 31, 2001, 2000, and 1999    ......................      19

Notes to Financial Statements              ......................   20-28

Schedule III--Real Estate and Accumulated
Depreciation                               ......................      35

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Divall Insured Properties 3 Limited Partnership:

We have audited the accompanying balance sheets of Divall Income Properties 3 Limited Partnership (the Partnership), as of December 31, 2001 and 2000, and the related statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Divall Income Properties 3 Limited Partnership, as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

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


/s/ ARTHUR ANDERSEN LLP

ARTHUR ANDERSEN LLP

Chicago, Illinois
March 8, 2002

                 DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                           December 31, 2001 and 2000

                                     ASSETS

                                                 December 31,   December 31,
                                                     2001           2000
                                                 ------------   ------------
INVESTMENT PROPERTIES:  (Note 3)
   Land                                          $ 1,553,680    $ 1,553,680
   Buildings and improvements                      2,036,749      2,249,959
   Accumulated depreciation                         (836,890)      (843,984)
                                                 -----------    -----------
        Net investment properties                  2,753,539      2,959,655
                                                 -----------    -----------
OTHER ASSETS:
   Cash and cash equivalents                         240,148        251,528
   Cash held in indemnification trust (Note 8)       355,012        339,740
   Property taxes escrow                               9,563              0
   Rents and other receivables                        26,044         17,982
   Deferred rent receivable                            4,350         17,420
   Due from General Partner                              682              0
   Deferred fees                                       8,365         16,167
   Prepaid assets                                      4,082          2,681
   Note receivable (Note 3)                           45,250              0
                                                 -----------    -----------
        Total other assets                           693,496        645,518
                                                 -----------    -----------
   Total assets                                  $ 3,447,035    $ 3,605,173
                                                 ===========    ===========

        The accompanying notes are an integral part of these statements.

                 DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                           December 31, 2001 and 2000
                           --------------------------

                        LIABILITIES AND PARTNERS' CAPITAL

                                                                   December 31,    December 31,
                                                                       2001            2000
                                                                   ------------    ------------
LIABILITIES:
   Accounts payable and accrued expenses                           $     33,050    $     23,250
   Property taxes payable                                                34,734               0
   Due to current General Partner                                             0             340
    Security deposits                                                     8,425          16,635
   Unearned rental income                                                20,437          27,254
                                                                   ------------    ------------
        Total liabilities                                                96,646          67,479
                                                                   ------------    ------------
CONTINGENT LIABILITIES: (Note 7)
PARTNERS' CAPITAL: (Notes 1, 4 and 9)
   Current General Partner -
        Cumulative net income                                            20,153          18,921
        Cumulative cash distributions                                   (10,122)         (9,630)
                                                                   ------------    ------------
                                                                         10,031           9,291
                                                                   ------------    ------------
   Limited Partners (17,102.52 interests outstanding)
        Capital contributions, net of offering costs                 14,408,872      14,408,872
        Cumulative net income                                           239,961         118,006
        Cumulative cash distributions                               (11,042,984)    (10,732,984)
        Reallocation of former general partners' deficit capital       (265,491)       (265,491)
                                                                   ------------    ------------
                                                                      3,340,358       3,528,403
                                                                   ------------    ------------
             Total partners' capital                                  3,350,389       3,537,694
                                                                   ------------    ------------
             Total liabilities and partners' capital               $  3,447,035    $  3,605,173
                                                                   ============    ============

        The accompanying notes are an integral part of these statements.

                 DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME

              For the Years Ended December 31, 2001, 2000, and 1999

                                                           2001       2000       1999
                                                         --------   --------   --------
REVENUES:
   Rental income (Note 5)                                $365,067   $425,336   $426,042
   Interest income                                         22,512     29,070     21,946
   Other income                                                32        225        386
   Lease termination fee (Note 3)                         181,000          0          0
   Recovery of amounts previously written off (Note 2)      8,048      4,292      7,511
                                                         --------   --------   --------
                                                          576,659    458,923    455,885
                                                         --------   --------   --------
EXPENSES:
   Management fees (Note 6)                                68,932     66,930     65,420
   Restoration fees (Note 6)                                  322        172        300
   Insurance                                                3,651      2,977      3,873
   General and administrative                              24,629     25,887     28,395
   Advisory Board fees and expenses                         5,962      9,365     10,850
   Real estate taxes                                       25,193          0          0
   Environmental inspections                                    0          0      1,000
   Land title surveys                                           0          0      5,700
   Professional services                                   75,480     67,140     75,880
   Defaulted/Vacant tenant                                  5,815          0          0
   Depreciation                                            65,294     65,294     65,294
   Amortization                                             7,802      1,786      1,786
   Write-off of uncollectible receivables                  29,570          0        274
   Loss on disposal of asset (Note 3)                     140,822          0          0
                                                         --------   --------   --------
                                                          453,472    239,551    258,772
                                                         --------   --------   --------
NET INCOME                                               $123,187   $219,372   $197,113
                                                         ========   ========   ========
NET INCOME  - CURRENT GENERAL PARTNER                    $  1,232   $  2,194   $  1,971
NET INCOME  - LIMITED PARTNERS                            121,955    217,178    195,142
                                                         --------   --------   --------
                                                         $123,187   $219,372   $197,113
                                                         ========   ========   ========
NET INCOME PER LIMITED
   PARTNERSHIP INTEREST, based on 17,102.52
   interests outstanding                                 $   7.13   $  12.70   $  11.41
                                                         ========   ========   ========

        The accompanying notes are an integral part of these statements.

                 DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                         STATEMENTS OF PARTNERS' CAPITAL

              For the years ended December 31, 2001, 2000 and 1999
              ----------------------------------------------------

                                             Current General Partner
                                      ------------------------------------
                                                     Cumulative
                                      Cumulative       Cash
                                      Net Income   Distributions    Total
                                      ----------   -------------   -------
BALANCE AT DECEMBER 31, 1998           $14,756       $ (7,965)     $ 6,791
  Cash Distributions
    ($14.62 per limited partnership
interest outstanding)                                    (788)        (788)
  Net Income                             1,971                       1,971
                                       -------       --------      -------
BALANCE AT DECEMBER 31, 1999           $16,727       $ (8,753)     $ 7,974
  Cash Distributions
    ($14.62 per limited partnership
interest outstanding)                                    (877)        (877)
  Net Income                             2,194                       2,194
                                       -------       --------      -------
BALANCE AT DECEMBER 31, 2000           $18,921       $ (9,630)     $ 9,291
                                       -------       --------      -------
  Cash Distributions
    ($18.13 per limited partnership
interest outstanding)                                    (492)        (492)
  Net Income                             1,232                       1,232
                                       -------       --------      -------
BALANCE AT DECEMBER 31, 2001           $20,153       $(10,122)     $10,031
                                       =======       ========      =======

                                                                 Limited Partners
                                      -----------------------------------------------------------------------
                                         Capital
                                      Contributions,   Cumulative    Cumulative
                                         Net of        Net Income       Cash
                                      Offering Costs     (Loss)     Distributions   Reallocation     Total
                                      --------------   ----------   -------------   ------------   ----------
BALANCE AT DECEMBER 31, 1998           $14,408,872     $(294,314)   $(10,232,984)    $(265,491)    $3,616,083
  Cash Distributions
    ($14.62 per limited partnership
interest outstanding)                                                   (250,000)                    (250,000)
  Net Income                                             195,142                                      195,142
                                       -----------     ---------    ------------     ---------     ----------
BALANCE AT DECEMBER 31, 1999           $14,408,872     $ (99,172)   $(10,482,984)    $(265,491)    $3,561,225
  Cash Distributions
    ($14.62 per limited partnership
interest outstanding)                                                   (250,000)                    (250,000)
  Net Income                                             217,178                                      217,178
                                       -----------     ---------    ------------     ---------     ----------
BALANCE AT DECEMBER 31, 2000           $14,408,872     $ 118,006    $(10,732,984)    $(265,491)    $3,528,403
                                       -----------     ---------    ------------     ---------     ----------
  Cash Distributions
  ($18.13 per limited partnership
interest outstanding)                                                   (310,000)                    (310,000)
  Net Income                                             121,955                                      121,955
                                       -----------     ---------    ------------     ---------     ----------
BALANCE AT DECEMBER 31, 2001           $14,408,872     $ 239,961    $(11,042,984)    $(265,491)    $3,340,358
                                       ===========     =========    ============     =========     ==========

        The accompanying notes are an integral part of these statements.

                 DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

              For the Years Ended December 31, 2001, 2000, and 1999
              -----------------------------------------------------

                                                                                               2001         2000       1999
                                                                                             ---------   ---------   ---------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
     Net income                                                                              $ 123,187   $ 219,372   $ 197,113
     Adjustments to reconcile net income to net cash from (used in) operating activities -
          Depreciation and amortization                                                         73,096      67,080      67,080
          Lease termination fee                                                               (135,750)          0           0
          Loss on disposal of asset                                                            140,822           0           0
          Recovery of amounts previously written off                                            (8,048)     (4,292)     (7,511)
          Write-off of uncollectible receivables                                                29,570           0         274
          Interest applied to Indemnification Trust Account                                    (15,272)    (19,399)     13,955)
          (Increase) in rents, other receivables and prepaid assets                            (47,243)     (2,018)     (1,063)
          (Increase) in property taxes escrow                                                   (9,563)          0           0
          Decrease in deferred rent receivable                                                  13,070       1,679       1,679
          Increase/(Decrease) in accounts payable and accrued expenses                           9,800      (3,891)      8,324
          Increase in property taxes payable                                                    34,734           0           0
          (Decrease)/Increase in due to(from) General Partner                                   (1,022)        270        (159)
          (Decrease)/Increase in unearned rental income                                         (6,817)    (18,000)     18,000
                                                                                             ---------   ---------   ---------
               Net cash provided from operating activities                                     200,564     240,801     269,782
                                                                                             ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Recoveries from former G.P. affiliates                                                      8,048       4,292       7,511
     Payments on note receivable                                                                90,500           0           0
                                                                                             ---------   ---------   ---------
               Net cash provided from investing activities                                      98,548       4,292       7,511
                                                                                             ---------   ---------   ---------
CASH FLOWS (USED IN) FINANCING ACTIVITIES:
     Cash distributions to General Partner                                                        (492)       (877)       (788)
     Cash distributions to Limited Partners                                                   (310,000)   (250,000)   (250,000)
                                                                                             ---------   ---------   ---------
               Net cash (used in) financing activities                                        (310,492)   (250,877)   (250,788)
                                                                                             ---------   ---------   ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                           (11,380)     (5,784)     26,505
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                 251,528     257,312     230,807
                                                                                             ---------   ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                                     $ 240,148   $ 251,528   $ 257,312
                                                                                             =========   =========   =========

        The accompanying notes are an integral part of these statements.

                 DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000, AND 1999

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

The Partnership is currently engaged in the business of owning and operating its investment portfolio (the "Properties") of commercial real estate. The Properties are leased on a triple net basis to, and operated by, franchisors or franchisees of national, regional and local retail chains under long-term leases. The lessees consist of fast-food, family style, and casual/theme restaurants. At December 31, 2001, the Partnership owned four (4) properties and specialty leasehold improvements for use in all four (4) of the Properties.

Rental revenue from investment properties is recognized on the straight-line basis over the life of the respective lease. Percentage rents are accrued only when the tenant has reached the breakpoint stipulated in the lease.

The Partnership operates in only one segment and therefore no further segment reporting is made.

Depreciation of the properties is provided on a straight-line basis over 31.5 years, which is the estimated useful lives of the buildings and improvements.

Deferred fees represent leasing commissions paid when properties are leased and upon the negotiated extension of a lease. Leasing commissions are capitalized and amortized over the life of the lease.

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

The Partnership follows Statement of Financial Accounting Standards No.121 ("SFAS 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, which requires that all long-lived assets be reviewed for impairment in value whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In October 2001, Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144) was issued. FAS 144 supercedes Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (FAS 121). FAS 144 primarily addresses issues relating to the implementation of FAS 121 and develops a single accounting model for long-lived assets to be disposed of, whether previously held and used or newly acquired. The provisions of FAS 144 will be effective for fiscal years beginning after December 15, 2001. The Company adopted FAS 144 on January 1, 2002 with no impact on financial statements.

The Partnership will be dissolved on December 1, 2015, or earlier upon the prior occurrence of any of the following events: (a) the disposition of all interests in real estate and other Partnership assets; (b) the decision by Majority Vote of the Limited Partners to dissolve the Partnership or to compel the sale of all or substantially all of the Partnership's assets; (c) the failure to elect a successor General Partner within six months after removal of the last remaining General Partner; or (d) the date of the death or the effective date of dissolution, removal, withdrawal, bankruptcy, or incompetency of the last remaining General Partner, unless the Partnership is continued by vote of all Limited Partners and a replacement General Partner is previously elected by a majority of the Limited Partners. The General Partner received the consent of the Limited Partners to liquidate the Partnership's assets and dissolve the Partnership, during the Second Quarter of 1998. During 1999, Management entered into an agreement to sell the Properties. The sale was not consummated and the agreement was terminated. Management is currently seeking buyers for the Partnership's remaining four (4) Properties within the parameters of the consent and anticipates that all the Properties will be sold by the end of 2002. However, Management expects to continue normal operations for the Partnership until the sales are complete.

No provision for Federal income taxes has been made, as any liability for such taxes would be that of the individual partners rather than the Partnership. At December 31, 2001, the tax basis of the Partnership's assets exceeded the amounts reported in the accompanying financial statements by approximately $3,285,841.

The following represents a reconciliation of net income as stated on the Partnership's statements of income to net income for tax reporting purposes:

                                                   2001         2000         1999
                                                 ---------    ---------    ---------
     Net income per statements of income         $ 123,187    $ 219,372    $ 197,113

     Book to tax depreciation difference           (11,439)     (11,586)     (16,725)

     Book over tax gain from asset disposition      (2,428)           0            0

     Straight line rent adjustment                  64,038       (1,679)      (1,679)

     Prepaid rent                                   (6,817)     (18,000)      18,000

     Bad debt reserve/expense                       30,137            0            0

     Other, net                                         47            3           37
                                                 ---------    ---------    ---------
     Net income for tax reporting purposes       $ 196,725    $ 188,110    $ 196,746
                                                 =========    =========    =========

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

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation. Restoration expenses and recoveries have been allocated based on the same percentages. Through December 31, 2001, $5,803,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, during 1996, 1997, 1999, 2000 and 2001 the Partnership has recognized $1,303,000 as income, which represents its share of the excess recovery. There were no restoration activities or recoveries in 1998. The current General Partner continues to pursue recoveries of the misappropriated funds, however, no further significant recoveries are anticipated.

3. INVESTMENT PROPERTIES:
   ----------------------

At December 31, 2000 the Partnership owned five (5) fast-food restaurants comprised of: two (2) Hardee's restaurants, one (1) Applebee's restaurant, and two (2) Denny's restaurants. However, due to the write-off of the former Englewood property during the Fourth Quarter of 2001 only four (4) properties remain at December 31, 2001. In addition, the former Hardee's- Oak Creek lease was terminated in the Second Quarter of 2001 and the former Denny's- Colorado Springs lease was terminated in the Fourth Quarter of 2001. Both properties remain vacant as of December 31, 2001. Therefore, the four (4) remaining properties at December 31, 2001 are comprised of: one (1) Hardee's restaurant, one (1) Applebee's restaurant, and two (2) vacant properties. The four (4) properties are located in three (3) states. Management anticipates that the remaining four properties will be sold by the end of 2002. If this timing should not occur, Management is comfortable that the two remaining leases are sound and that the Partnership will be able to adequately meet its future expenses. In addition, Management is prepared to accrue the Partnership's monthly Management fees due to TPG if the need should arise, until the fees can be satisfied from liquidation activities.

The total cost of the investment properties includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners.

The Partnership previously owned a Denny's restaurant on Arapahoe Road in Englewood, Colorado, which was located on a parcel of land where the Partnership had entered into a Ground Lease. The Partnership had been assigned all of the rights and interest in the Ground Lease by the Ground Lease Lessee, Phoenix Restaurant Group, Inc., ("Phoenix"). However, Phoenix retained the obligations under the Ground Lease and the ground lease payments were made by the former tenant. The Partnership, as the Landlord, also entered into the Englewood Property Lease with tenant, Phoenix. Due to bankruptcy proceedings of Phoenix, the Englewood Property Lease between the Partnership and Phoenix was terminated in the Fourth Quarter and rent on the Englewood property ceased as of December 2001. Management is uncertain whether the $9,600 due from the former tenant, all of which has been reserved, will be collected. In addition, the bankruptcy court approved the motion filed by Phoenix to release it from both the Englewood Property Lease and the Ground Lease, and thus the Partnership's rights and interest in the Ground Lease have been discharged. Because the Partnership did not assume any of Phoenix's obligations under the Ground Lease, the Partnership has taken the position that it is not liable for any amounts of unpaid rent or expenses due to the Ground Lessor. Possession of the property was returned to the Ground Lessor which resulted in a write-off of the Englewood property and a $141,000 loss in the Fourth Quarter.

Due to bankruptcy proceedings by a former tenant, Phoenix Restaurant Group, Inc., ("Phoenix"), the related lease on the Colorado Springs property was terminated in the Fourth Quarter of 2001 and rent ceased as of December 2001. The entire amount due of approximately $20,600 from the former tenant has been reserved. The amount is included in the Partnership's filing for damages in Bankruptcy Court of approximately $77,000, or one year of rent, although it is uncertain whether the amount will be collectible. Management is also actively marketing new leasing or a potential buyer for the vacant property.

During March 2001, Hardee's Food Systems, Inc. notified Management of its intent to close its restaurant in Oak Creek, Wisconsin. The lease on the property was not set to expire until 2010. In the Second Quarter of 2001, a lease termination agreement was executed and the tenant ceased the payment of rent as of April 30, 2001. Hardee's Food Systems agreed to pay a lease termination fee of approximately two (2) years rent or $181,000. The payments are scheduled to be received in four (4) equal installments of $45,250. The first payment was received in May 2001 upon the execution of the agreement, and the subsequent installments were reflected as Note receivable on the balance sheet in the Second Quarter of 2001. Note receivable installments were received in August and October 2001. The remaining installment, which is reflected in the Note receivable on the balance sheet at December 31, 2001, is scheduled to be received in February 2002. Management is actively marketing new leasing or a potential buyer for the vacant property.

According to the Partnership Agreement, the former general partners were to commit 82% of the original offering proceeds to the acquisition of investment properties. Upon the close of the offering, approximately 57% of the original offering proceeds was invested in the Partnership's properties.

The current General Partner receives a fee for managing the Partnership equal to 4% of gross receipts, subject to a minimum fee, with a maximum reimbursement for office rent and related office overhead of $25,000 between the three original affiliated Partnerships. Effective March 1, 2001, the minimum management fee and the maximum reimbursement for office rent and overhead increased by 3.4% representing the allowable annual Consumer Price Index adjustment per the Permanent Manager Agreement ("PMA"). For purposes of computing the 4% overall fee, gross receipts includes amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. TPG has received fees from the Partnership totaling $88,690 to date on the amounts recovered, which has been offset against the 4% minimum fee.

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

Aggregate minimum lease payments to be received under the leases for the Partnership's properties are as follows:

          Year ending
          December 31,

             2002                       $ 208,040
             2003                         208,040
             2004                         208,040
             2005                         208,040
             2006                         208,040
          Thereafter                      622,117
                                        ---------
                                        $1,662,317
                                        ==========

Percentage rentals included in rental income in 2001, 2000 and 1999, were $27,423, $17,635 and $18,341, respectively.

During 2001, two (2) of the Partnership's properties, (located in Colorado Springs and Englewood, Colorado), were leased to Phoenix Restaurant Group, Inc. Base rent from these properties is approximately 32% of total base rent in 2001. Due to bankruptcy proceedings of Phoenix, the aforementioned leases were terminated in the Fourth Quarter of 2001. In addition, possession of the Englewood property was returned to the Ground Lessor resulting in the write-off of the property and a $141,000 loss in the Fourth Quarter of 2001. As of December 31, 2001 the Colorado Springs property is vacant.

Until April 30, 2001 two (2) of the Partnership's properties, (located in Oak Creek and St. Francis, Wisconsin), were leased to a Hardee's Food Systems, Inc. Base rent from these properties is approximately 35% of total base rents in 2001. In the Second Quarter of 2001 a lease termination agreement was executed in relation to the Oak Creek property and the property remains vacant at December 31, 2001.

At December 31, 2000 the Partnership owned five (5) fast-food restaurants comprised of: two (2) Hardee's restaurants, one (1) Applebee's restaurant, and two (2) Denny's restaurants. However, due to the write-off of the former Englewood property during the Fourth Quarter of 2001 only four (4) properties remain at December 31, 2001. In addition, the Hardee's- Oak Creek lease was terminated in the Second Quarter of 2001 and the Denny's- Colorado Springs lease was terminated in the Fourth Quarter of 2001. Therefore, the four (4) remaining properties are comprised of: one (1) Hardee's restaurant, one (1) Applebee's restaurant, and two (2) vacant properties.

The original offering document required the Partnership to lease its properties to a single tenant as long as the properties so leased do not constitute; in the aggregate, more than 20% of the aggregate gross proceeds of the offering. Until April 30, 2001, the Partnership had leased two of its properties to Hardee's Food Systems, Inc., which constituted 21% of the aggregate gross proceeds.

6. TRANSACTIONS WITH CURRENT GENERAL PARTNER:
   ------------------------------------------

Amounts incurred to the current General Partner for the years ended December 31, 2001, 2000, and 1999, are as follows:

Current General Partner                         Incurred             Incurred             Incurred
-----------------------
                                           for the year ended   for the year ended   for the year ended
                                            December 31, 2001    December 31, 2000    December 31, 1999
                                           ------------------   ------------------   ------------------
Management fees                                 $68,932              $66,930              $65,420
Restoration fees                                    322                  172                  300
Cash distribution                                   492                  877                  788
Overhead allowance                                5,587                5,414                5,303
Reimbursement for out-of-pocket expenses          2,229                2,635                3,532
                                                -------              -------              -------
                                                $77,562              $76,028              $75,343
                                                =======              =======              =======

7. CONTINGENT LIABILITIES:
   ----------------------

According to the Partnership Agreement, as amended, the current General Partner may receive a disposition fee not to exceed 3% of the contract price of the sale of investment properties. Fifty percent (50%) of all such disposition fees earned by the current General Partner is to be escrowed until the aggregate amount of recovery of the funds misappropriated from the Partnerships by the former general partners is greater than $4,500,000. Upon reaching such recovery level, full disposition fees will thereafter be payable and fifty percent (50%) of the previously escrowed amounts will be paid to the current General Partner. At such time as the recovery exceeds $6,000,000 in the aggregate, the remaining escrowed disposition fees shall be paid to the current General Partner. If such levels of recovery are not achieved, the current General Partner will contribute the amounts escrowed towards the recovery. In lieu of an escrow, 50% of all such disposition fees have been paid directly to a restoration account and then distributed among the three Partnerships. Fifty percent (50%) of the total amount paid to the recovery was refunded to the current General Partner during 1996, after exceeding the $4,500,000 recovery level. The remaining amount allocated to the Partnerships may be owed to the current General Partner if the $6,000,000 recovery level is met. As of December 31, 2001, the Partnership may owe the current General Partner $18,862, which has been reflected as a recovery, if the $6,000,000 recovery level is achieved. Management believes it is unlikely that this recovery level will be achieved.

8. PMA INDEMNIFICATION TRUST:
   --------------------------

The Permanent Manager Agreement ("PMA") provides that the Permanent Manager will be indemnified from any claims or expenses arising out of or relating to the Permanent Manager serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by the Permanent Manager. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership's creditors. An Indemnification Trust ("Trust") serving such purposes has been established at United Missouri Bank, N.A. The Trust has been fully funded with Partnership assets as of December 31, 2001. Funds are invested in U.S. Treasury securities. In addition, interest totaling $105,012 has been credited to the Trust as of December 31, 2001. The rights of the Permanent Manager to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by the Permanent Manager of any and all interest in the Trust;
(ii) the expiration of the
longest statute of limitations relating to a potential claim which might be brought against the Permanent Manager and which is subject to indemnification;or (iii) a determination by a court of competent jurisdiction that the Permanent Manager shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

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

10. SUBSEQUENT EVENTS:
    ------------------

In January 2002, the final Note receivable installment of $45,250 was received from Hardee's Food Systems, Inc. by the Partnership.

In February 2002, the Partnership made a distribution to the Limited Partners from operations for the Fourth Quarter 2001 of $25,000 amounting to $1.46 per Interest.

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

The executive officers and director of the General Partner who control the affairs of the Partnership are as follows:

     Bruce A. Provo, Age 51 - President, Founder and Director. Mr. Provo has been involved in the management of real estate and other asset portfolios since 1979. Since he founded the company in 1985, Mr. Provo has been President of TPG. From 1982 to 1986, Mr. Provo served as President and Chief Operating Officer of the North Kansas City Development Company ("NKCDC"), North Kansas City, Missouri. NKCDC was founded in 1903 and the assets of the company were sold in December, 1985 for $102,500,000. NKCDC owned commercial and industrial properties, including an office park and a retail district, as well as apartment complexes, motels, recreational facilities, fast food restaurants, and other properties. NKCDC's holdings consisted of over 100 separate properties and constituted approximately 20% of the privately held real property in North Kansas City, Missouri (a four square mile municipality). Following the sale of the company's real estate, Mr. Provo served as the President and Chief Executive Officer and Liquidating Trustee of NKCDC from 1986 to 1991.

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

     Diane R. Conley, Age 40- Controller- Divall Properties. Ms. Conley joined TPG in November 1986 to become Controller for four limited partnerships managed by TPG. Ms. Conley graduated with a B.S. in Accounting from Rochester Institute of Technology in Rochester, New York in 1984 and became a Certified Public Accountant in 1986. Ms. Conley was an independent auditor with Coopers and Lybrand for three years and supervised audit staff on a variety of engagements. Prior to joining TPG she provided financial consulting services for clients of varied industries.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a) As of December 31, 2001, the following entity is known to beneficially own 5% or more of the outstanding Interests as follows:

                                                                    Interests     Percentage of
Title of                                Name and Address of        Beneficially    Interests of
Class                                     Beneficial Owner             Owned       Outstanding
-----                                     ----------------         ------------   -------------
Limited Partnership Interests   The Engineers Joint Pension Fund        1,500          8.77%
                                4325 S. Salina Street
                                Syracuse, NY 13205

(b) As of December 31, 2001, neither the General Partner nor any of its affiliates owned any Interests in the Partnership.

Item 13. Certain Relationships and Related Transactions

The compensation to be paid to TPG is governed by the Partnership Agreement, as amended by vote of the Limited Partners to reflect the terms of the PMA. TPG's compensation includes a base fee equal to 4% of the Partnership's gross collected receipts, subject to a minimum of $57,000 per year. For this purpose, "gross collected receipts" means all cash revenues arising from operations and reserves of the Partnerships, including any proceeds recovered with respect to the obligations of the former general partners. The portion of such fee resulting from recoveries from former general partners is designated as restoration fees. TPG is also entitled to reimbursement for office rent and utilities not to exceed $4,750 per year. TPG is entitled to reimbursement of reasonable direct costs and expenses, such as travel, lodging, overnight delivery and postage, but has no right to be reimbursed for administrative expenses such as payroll, payroll taxes, insurance, retirement and other benefits, base phone and fax charges, office furniture and equipment, copier rent, and the like. Between the Partnerships, TPG is entitled to an aggregate minimum base management fee of $300,000 per year and reimbursement for office rent in the maximum amount of $25,000 per year. The Partnership shall only be responsible for its allocable share of such minimum and maximum amounts as indicated above ($57,000 minimum base fee and $4,750 maximum rent reimbursement). TPG is entitled to an annual increase in the minimum base management fee and maximum office overhead reimbursement in an amount not to exceed the percentage increase in the Consumer Price Index ("CPI") for the immediately preceding calendar year. Effective March 1, 2001, the minimum management fee and the maximum reimbursement for office rent and overhead increased by 3.4%, representing the allowable annual CPI adjustment. Additionally, TPG is allowed up to one-half of the Competitive Real Estate Commission, not to exceed 3% upon the disposition of assets. The payment of a portion of such fees is subordinated to TPG's success at recovering the funds misappropriated by the former general partners.

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

Under the PMA, TPG shall be indemnified by the Partnership, DiVall and Magnuson, and their controlled affiliates, and shall be held harmless from all claims of any party to the Partnership Agreement and from any third party including, without limitation, the Limited Partners of the Partnership, for any and all liabilities, damages, costs, and expenses, including reasonable attorneys' fees, arising from or related to claims relating to or arising from the PMA or its status as Permanent Manager. The indemnification does not extend to claims arising from fraud or criminal misconduct of TPG as established by court findings. To the extent possible, the Partnership is to provide TPG with appropriate errors and omissions, officers liability or similar insurance coverage, at no cost to TPG. In addition, TPG is granted the right to establish the Trust in an amount not to exceed $250,000, solely for the purpose of funding such indemnification obligations. Once a determination has been made that no such claims can or will be made against TPG, the balance of the Trust will become unrestricted cash of the Partnership. As of December 31, 2001, the Partnership had fully funded the Trust.

The following fees and reimbursements from the Partnership were incurred to management in 2001:

    The Provo Group, Inc.
    ---------------------
        Management Fees                                  $68,932
        Restoration Fees                                     322
        Office Overhead Allowance                          5,587
        Direct Cost Reimbursements                         2,229
                                                         -------
             2001 Total                                  $77,070
                                                         =======

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  1.   Financial Statements

          The following financial statements of DiVall Income Properties 3 Limited Partnership are included in Part II, Item 8:

          Report of Independent Public Accountants

          Balance Sheets, December 31, 2001 and 2000

          Statements of Income for the Years Ended December 31, 2001, 2000 and 1999

          Statements of Partners' Capital for the Years Ended December 31, 2001, 2000 and 1999

          Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999

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

          99.0 Correspondence to the Limited Partners dated February 15, 2002, regarding the Fourth Quarter 2001 distribution.

(b)  Report on Form 8-K:

     The Registrant filed no reports on Form 8-K during the fourth quarter of fiscal year 2001.

                 DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2001

                                                    Initial                     Gross amount at which
                                              cost to Partnership             carried at end of year (A)
                                            -------------------------   --------------------------------------
                                                          Building                     Building
                                                             and                         and
        Property             Encumbrances      Land      Improvements      Land      Improvements     Total
--------------------------   ------------   ----------   ------------   ----------   ------------   ----------
Pittsburgh, Pennsylvania        $  --       $  274,467    $  616,866    $  274,467    $  616,866    $  891,333
St. Francis, Wisconsin (1)         --          485,354       709,028       468,354       606,153     1,074,507
Oak Creek, Wisconsin (1)           --          496,505       845,400       496,505       547,901     1,044,406
Colorado Springs, Colorado         --          314,354       265,829       314,354       265,829       580,183
                                -----       ----------    ----------    ----------    ----------    ----------
                                $   0       $1,570,680    $2,437,123    $1,553,680    $2,036,749    $3,590,429
                                =====       ==========    ==========    ==========    ==========    ==========

                                                                      Life on which
                                                                       depreciation
                                                                         in latest
                                                                         statement
                                                                      of operations
                             Accumulated      Date of        Date      is computed
                             depreciation   construction   acquired      (years)
                             ------------   ------------   --------   -------------
Pittsburgh, Pennsylvania      $  233,049        1990       9/11/90        31.5
St. Francis, Wisconsin (1)       256,706        1990       8/14/90        31.5
Oak Creek, Wisconsin (1)         265,558        1991        2/5/91        31.5
Colorado Springs, Colorado        81,577          --       4/28/92        31.5
                              ----------
                              $  836,890
                              ==========

(A)  Approximates aggregate costs for federal income tax purposes.

(B)  Reconciliation of "Real Estate and Accumulated Depreciation":

(1) This property was written down to its estimated net realizable value at December 31, 1998.

                                        Year ended           Year ended
Investments in Real Estate (B)       December 31, 2001   December 31, 2000
--------------------------------------------------------------------------
Balance at beginning of year            $ 3,803,639         $ 3,803,639
Property write-down                               0                   0


Disposal of Property- Englewood,CO         (213,210)                  0
                                        -------------------------------

Balance at end of year                  $ 3,590,429         $ 3,803,639
                                        ===============================

                                        Year ended           Year ended
Accumulated Depreciation (B)         December 31, 2001   December 31, 2000
--------------------------------------------------------------------------
Balance at beginning of year             $ 843,984           $ 778,690

Additions charged to costs
  and expenses                              65,294              65,294

Disposal of Property-Englewood, CO         (72,388)                  0
                                         -----------------------------

Balance at end of year                   $ 836,890           $ 843,984
                                         =============================

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

Date:March 26, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:   The Provo Group, Inc., General Partner


By:   /s/ Bruce A. Provo
      --------------------------------------
      Bruce A. Provo, President

Date: March 26, 2002


By:   /s/ Diane Conley
      --------------------------------------
      Diane Conley
      Controller

Date: March 26, 2002