Form 10-Q
period 2002-03-31
DIVALL INCOME PROPERTIES 3 L P
filed 2002-05-08
CIK 858715

                                    FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended   March 31, 2002
                                    ----------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to _____________

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

                                 BALANCE SHEETS

                      MARCH 31, 2002 AND DECEMBER 31, 2001
                      ------------------------------------

                                     ASSETS

                                                                 (Unaudited)
                                                                  March 31,       December 31,
                                                                    2002             2001
                                                                    ----             ----
INVESTMENT PROPERTIES:  (NOTE 3)

    Land                                                         $ 1,239,326    $ 1,553,680
    Buildings and improvements                                     1,770,920      2,036,749
    Property held for sale                                           580,183              0
    Accumulated depreciation                                        (851,537)      (836,890)
                                                                 -----------    -----------
      Net investment properties                                    2,738,892      2,753,539
                                                                 -----------    -----------
OTHER ASSETS:

    Cash and cash equivalents                                        233,248        240,148
    Cash held in Indemnification Trust (NOTE 8)                      356,536        355,012
    Property taxes escrow                                                 22          9,563
    Rents and other receivables  (Net of allowance of $30,137)        30,566         26,044
    Deferred rent receivable                                           4,215          4,350
    Due from General Partner                                               0            682
    Deferred fees                                                      8,101          8,365
    Prepaid assets                                                     2,857          4,082
    Note receivable (NOTE 3)                                               0         45,250
                                                                 -----------    -----------

      Total other assets                                             635,545        693,496
                                                                 -----------    -----------


      Total assets                                               $ 3,374,437    $ 3,447,035
                                                                 ===========    ===========

        The accompanying notes are an integral part of these statements.
        ---------------------------------------------------------------

                 DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP
                 ----------------------------------------------

                        LIABILITIES AND PARTNERS' CAPITAL
                        ---------------------------------

                      March 31, 2002 and December 31, 2001
                      ------------------------------------

                                                                  (Unaudited)
                                                                   March 31,          December 31,
                                                                     2002                2001
                                                                   ----------          ---------
LIABILITIES:
   Accounts payable and accrued expenses                         $     36,400       $     33,050
   Property taxes payable                                               5,832             34,734
   Security deposits                                                    8,425              8,425
   Unearned rental income                                              20,437             20,437
                                                                 ------------       ------------


     Total liabilities                                                 71,094             96,646
                                                                 ------------       ------------
CONTINGENT LIABILITIES: (Note 7)

PARTNERS' CAPITAL: (Notes 1, 4 and 9)
Current General Partner -
   Cumulative net income                                               19,933             20,153
   Cumulative cash distributions                                      (10,122)           (10,122)
                                                                 ------------       ------------

                                                                        9,811             10,031
                                                                 ------------       ------------
Limited Partners (17,102.52 interests outstanding)
   Capital contributions, net of offering costs                    14,408,872         14,408,872
   Cumulative net income                                              218,135            239,961
   Cumulative cash distributions                                  (11,067,984)       (11,042,984)
   Reallocation of former general partners' deficit capital          (265,491)          (265,491)
                                                                 ------------       ------------
                                                                    3,293,532          3,340,358
                                                                 ------------       ------------
          Total partners' capital                                   3,303,343          3,350,389
                                                                 ------------       ------------
          Total liabilities and partners' capital                $  3,374,437       $  3,447,035
                                                                 ============       ============

        The accompanying notes are an integral part of these statements.

                  DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                           STATEMENTS OF INCOME (LOSS)

                                   (Unaudited)
                                    ---------

                                                             Three Months Ended March 31,
                                                             ---------------------------

                                                                   2002         2001
                                                                 --------     --------
REVENUES:
     Rental income                                             $  52,196    $ 103,938
     Interest income                                               1,961        8,344
     Recovery of amounts previously written-off                        0        3,219
     Other income                                                  4,865            0
                                                               ---------    ---------

                                                                  59,022      115,501
                                                               ---------    ---------
EXPENSES:
     Partnership management fees (Notes 3 and 6)                  17,571       16,898
     Restoration fees (Note 6)                                         0          129
     Insurance                                                     1,225          804
     General and administrative                                    8,400        6,117
     Advisory Board fees and expenses                              2,519        2,024
     Professional services                                        24,362       14,432
     Defaulted/Vacant tenant                                      12,080            0
     Depreciation                                                 14,647       16,324
     Amortization                                                    264          447
                                                               ---------    ---------

                                                                  81,068       57,175
                                                               ---------    ---------
NET (LOSS) INCOME                                              ($ 22,046)   $  58,326
                                                               ---------    ---------
NET (LOSS) INCOME - GENERAL PARTNER                            ($    220)   $     583

NET (LOSS) INCOME - LIMITED PARTNERS                             (21,826)      57,743
                                                               ---------    ---------
                                                               ($ 22,046)   $  58,326
                                                               ---------    ---------
NET (LOSS) INCOME PER LIMITED PARTNERSHIP INTEREST, based on
17,102.52 interests outstanding                                ($   1.28)   $    3.38
                                                               =========    =========

        The accompanying notes are an integral part of these statements.

                 DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                    ---------

                                                                           Three Months Ended March 31,
                                                                          ------------------------------
                                                                                2002         2001
                                                                             ---------    ---------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
  Net (loss) income
  Adjustments to reconcile net (loss) income to net cash (used in)            ($22,046)   $  58,326
   from operating activities -
     Depreciation and amortization                                              14,911       16,771
     Recovery of amounts previously written off                                      0       (3,219)
     Interest applied to Indemnification Trust Account                          (1,524)      (5,749)
     (Increase) in rents, other receivables & prepaid assets                    (3,297)        (302)
     Decrease in property taxes escrow                                           9,541            0
     Decrease in deferred rent receivable                                          135          420
     Increase/(Decrease) in accounts payable and accrued expenses                3,350         (188)
     (Decrease) in property taxes payable                                      (28,902)           0
     Increase/(Decrease) in due to (from) General Partner                          682         (107)
                                                                                     0       15,000
     Increase in unearned rental income                                      ---------    ---------

       Net cash provided (used in) from operating activities                   (27,150)      80,952
                                                                             ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Recoveries from former affiliates
  Payments on note receivable                                                        0        3,219
                                                                                45,250            0
                                                                             ---------    ---------

       Net cash provided from investing activities                              45,250        3,219
                                                                             ---------    ---------


CASH FLOWS (USED IN) FINANCING ACTIVITIES:
  Cash distributions to General Partner                                              0         (233)
  Cash distributions to Limited Partners                                       (25,000)     (65,000)
                                                                             ---------    ---------

       Net cash (used in) financing activities                                 (25,000)     (65,233)
                                                                             ---------    ---------


NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                            (6,900)      18,938
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               240,148      251,528
                                                                             ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $ 233,248    $ 270,466
                                                                             =========    =========

        The accompanying notes are an integral part of these statements.

                 DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


These unaudited interim financial statements should be read in conjunction with DiVall Income Properties 3, Limited Partnership's (the "Partnership") 2001 annual audited financial statements within Form 10-K.

These unaudited financial statements include all adjustments, which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 2002, and the results of operations for the three-month periods ended March 31, 2002, and 2001, and cash flows for the three-month periods ended March 31, 2002 and 2001. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.


1.   ORGANIZATION AND BASIS OF ACCOUNTING:
     ------------------------------------

The Partnership was formed on December 12, 1989, pursuant to the Uniform Limited Partnership Act of the State of Wisconsin. The initial capital, which was contributed during 1989, consisted of $300, representing aggregate capital contributions of $200 by the former general partners and $100 by the Initial Limited Partner.

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

The Partnership is currently engaged in the business of owning and operating its investment portfolio (the "Properties") of commercial real estate. The Properties are leased on a triple net basis to, and operated by, franchisers or franchisees of national, regional and local retail chains under long-term leases. The lessees consist of fast-food, family style, and casual/theme restaurants. At March 31, 2002, the Partnership owned four (4) properties and specialty leasehold improvements for use in all four (4) of the Properties.

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

Deferred fees consist of leasing commissions paid when properties are leased and upon the negotiated extension of a lease. Leasing commissions are capitalized and amortized over the life of the lease.

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

The Partnership previously followed Statement of Financial Accounting Standards No. 121 ("FAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which requires that all long-lived assets be reviewed for impairment in value whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In October 2001, Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144") was issued. FAS 144 supercedes FAS 121. FAS 144 primarily addresses issues relating to the implementation of FAS 121 and develops a single accounting model for long-lived assets to be disposed of, whether previously held and used or newly acquired. The provisions of FAS 144 became effective for fiscal years beginning after December 15, 2001. The Company adopted FAS 144 on January 1, 2002 with no impact on financial statements.

The Partnership will be dissolved on December 1, 2015, or earlier upon the prior occurrence of any of the following events: (a) the disposition of all interests in real estate and other Partnership assets; (b) the decision by Majority Vote of the Limited Partners to dissolve the Partnership or to compel the sale of all or substantially all of the Partnership's assets; (c) the failure to elect a successor General Partner within six months after removal of the last remaining General Partner; or (d) the date of the death or the effective date of dissolution, removal, withdrawal, bankruptcy, or incompetence of the last remaining General Partner, unless the Partnership is continued by vote of all Limited Partners and a replacement General Partner is previously elected by a majority of the Limited Partners. The General Partner received the consent of the Limited Partners to liquidate the Partnership's assets and dissolve the Partnership, during the Second Quarter of 1998. During 1999, Management entered into an agreement to sell the Properties. The sale was not consummated and the agreement was terminated. Management has recently found a buyer for the Colorado Springs property within the parameters of the consent and anticipates the property to be sold by the end of 2002. In addition, Management has accepted an offer for the remaining three (3) Partnership properties. However, the sale is expressly conditioned upon the Limited Partners authorizing the General Partner to enter into the contract and to sell all of the Partnership's properties and subsequently liquidate and dissolve the Partnership not later than December 31, 2002. If the Limited Partners do not authorize such sale of the remaining three (3) properties, Management will continue normal operations for the foreseeable future.

No provision for Federal income taxes has been made, as any liability for such taxes would be that of the individual partners rather than the Partnership. At December 31, 2001, the tax basis of the Partnership's assets exceeded the amounts reported in the accompanying financial statements by approximately $3,286,000.

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

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation. Through March 31, 2002, $5,803,000 of recoveries has been received which exceeded the original estimate of $3 million. As a result, since 1996, the Partnership has recognized $1,303,000 as income, which represents its share of the excess recovery. The current General Partner continues to pursue recoveries of the misappropriated funds, however no further significant recoveries are anticipated.

3.   INVESTMENT PROPERTIES:
     ---------------------

At December 31, 2000 the Partnership owned five (5) fast-food restaurants comprised of: two (2) Hardee's restaurants, one (1) Applebee's restaurant, and two (2) Denny's restaurants. However, due to the write-off of the former Denny's- Englewood property during the Fourth Quarter of 2001 only four (4) properties remain at March 31, 2002. In addition, the former Hardee's- Oak Creek lease was terminated in the Second Quarter of 2001 and the former Denny's- Colorado Springs lease was rejected in the Fourth Quarter of 2001. Both properties remain vacant as of March 31, 2002. Therefore, the four (4) remaining properties at March 31, 2002 are comprised of: one (1) Hardee's restaurant in St. Francis, Wisconsin, one (1) Applebee's restaurant in Pittsburgh, Pennsylvania, and two (2) vacant properties. The four (4) properties are located in three (3) states. Management has recently found a buyer for the Colorado Springs property and anticipates the property to be sold by the end of 2002. In addition, Management has accepted an offer for the remaining three (3) Partnership properties. However, it is expressly conditioned upon the Limited Partners authorizing the General Partner to enter into the contract and to sell all of the Partnership's properties and subsequently liquidate and dissolve the Partnership not later than December 31, 2002. If the Limited Partners do not authorize such sale of the remaining three
(3) properties, Management will continue normal operations for the foreseeable future and it is comfortable that the two remaining leases are sound and that the Partnership will be able to adequately meet its future expenses. In addition, Management is prepared to defer payment of the Partnership's monthly Management fees due to TPG if the need should arise, until the fees can be satisfied from liquidation activities.

The total cost of the investment properties includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners.

The Partnership previously owned a Denny's restaurant on Arapahoe Road in Englewood, Colorado, which was located on a parcel of land where the Partnership had entered into a Ground Lease. The Partnership had been assigned all of the rights and interest in the Ground Lease by the Ground Lease Lessee, Phoenix Restaurant Group, Inc., ("Phoenix"). However, Phoenix retained the obligations under the Ground Lease and the former tenant made the ground lease payments. The Partnership, as the Landlord, also entered into the Englewood Property Lease with tenant, Phoenix. Due to bankruptcy proceedings of Phoenix, the Englewood Property Lease between the Partnership and Phoenix was rejected in the Fourth Quarter and rent on the Englewood property ceased as of December 2001. Management is uncertain whether the $9,600 due from the former tenant, all of which has been reserved, will be collected. In addition, the bankruptcy court granted the motion filed by Phoenix to release it from both the Englewood Property Lease and the Ground Lease, and thus the Partnership's rights and interest in the Ground Lease have been discharged. Because the Partnership did not assume any of Phoenix's obligations under the Ground Lease, the Partnership has taken the position that it is not liable for any amounts of unpaid rent or expenses due to the Ground Lessor. Possession of the property was returned to the Ground Lessor, which resulted in a write-off of the Englewood property and a $141,000 loss in the Fourth Quarter of 2001.

Due to bankruptcy proceedings by a former tenant, Phoenix Restaurant Group, Inc., ("Phoenix"), the related lease on the Colorado Springs property was rejected in the Fourth Quarter of 2001 and rent ceased as of December 2001. The entire amount due of approximately $20,600 from the former tenant has been reserved. The amount is included in the Partnership's filing for damages in Bankruptcy Court of approximately $77,000, or one year of rent, although it is uncertain whether the amount will be collectible. Management has recently found a buyer for the Colorado Springs property and anticipates the property to be sold by the end of 2002.

During March 2001, Hardee's Food Systems, Inc. notified Management of its intent to close its restaurant in Oak Creek, Wisconsin. The lease on the property was not set to expire until 2010. In the Second Quarter of 2001, a lease termination agreement was executed and the tenant ceased the payment of rent as of April 30, 2001. Hardee's Food Systems agreed to pay a lease termination fee of approximately two (2) years rent or $181,000. The payments were scheduled to be received in four (4) equal installments of $45,250. The first payment was received in May 2001 upon the execution of the agreement, and the subsequent installments were reflected as Note receivable on the balance sheet. Note receivable installments were received in August and October 2001. The final installment, which was reflected in the Note receivable on the balance sheet at December 31, 2001, was received in January 2002. Management has recently accepted an aggregate purchase offer for three of the Partnership properties, which includes the Oak Creek property. The sale is contingent upon Limited Partner approval to sell the remaining properties and to subsequently liquidate and dissolve the Partnership.

According to the Partnership Agreement, the former general partners were to commit 82% of the original offering proceeds to the acquisition of investment properties. Upon full investment of the net proceeds of the offering, approximately 57% of the original offering proceeds was invested in the Partnership's properties.

The current General Partner receives a fee for managing the Partnership equal to 4% of gross receipts, with a maximum reimbursement for office rent and related overhead of $25,000 between the three original affiliated Partnerships as provided in the Permanent Manager Agreement ("PMA"). On May 26, 1993, the Permanent Manager, TPG, replaced the former general partners as the new General Partner, as provided for in an amendment to the Partnership Agreement dated May 26, 1993. Pursuant to amendments to the Partnership Agreement, TPG continues to provide management services for the same fee structure as provided in the PMA mentioned above. Effective March 1, 2002, the minimum management fee and the maximum reimbursement for office rent and overhead increased by 2.8% representing the allowable annual Consumer Price Index adjustment per the PMA. For purposes of computing the 4% overall fee, gross receipts includes amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. TPG has received fees from the Partnership totaling $88,690 to date on the amounts recovered, which has been offset against the 4% minimum fee.

One of the Partnership's property leases contains a purchase option provision with stated purchase prices in excess of the original cost of the properties. The current General Partner is unaware of any unfavorable purchase options in relation to original cost.

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

On May 26, 1993, pursuant to the results of a solicitation of written consents from the Limited Partners, the Partnership Agreement was amended to replace the former general partners and amend various sections of the agreement. The former general partners were replaced as General Partner, by The Provo Group, Inc., an Illinois corporation. Under the terms of the amendment, net profits or losses from operations are allocated 99% to the Limited Partners and 1% to the current General Partner. The amendment also provided for distributions from Net Cash Receipts to be made 99% to the Limited Partners and 1% to its current General Partner. Pursuant to the amendments to the Partnership Agreement effective June 30, 1994, distributions of Net Cash Receipts will not be made to the General Partner unless and until each Limited Partner has received a distribution from Net Cash Receipts in an amount equal to 10% per annum, cumulative simple return on his or her Adjusted Original Capital, as defined, from the Return Calculation Date, as defined, except to the extent needed by the General Partner to pay its federal and state income taxes on the income allocated to it attributable to such year. Distributions paid to the General Partner are based on the estimated tax liability as a result of allocated income. Subsequent to the filing of the General Partner's income tax returns, a true-up of actual distributions is made. Net proceeds, as defined was also amended to be distributed 1% to the current General Partner and 99% to the Limited Partners.

The provisions regarding distribution of Net Proceeds, as defined, were also amended to provide that Net Proceeds are to be distributed as follows: (a) to the Limited Partners, an amount equal to 100% of their Adjusted Original Capital; (b) then, to the Limited Partners, an amount necessary to provide each Limited Partner a Liquidation Preference equal to a 13.0% per annum, cumulative simple return on Adjusted Original Capital from the Return Calculation Date including in the calculation of such return on all prior distributions of Net Cash Receipts and any prior distributions of Net Proceeds under this clause, except to the extent needed by the General Partner to pay its federal and state income tax on the income allocated to its attributable to such year; and (c) then, to Limited Partners, 99%, and to the General Partner, 1%, of remaining Net Proceeds available for distribution.

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

Aggregate minimum lease payments to be received under the leases for the Partnership's properties are as follows:

      Year ending
      December 31,

           2002                              $208,040
           2003                               208,040
           2004                               208,040
           2005                               208,040
           2006                               208,040
     Thereafter                               622,117
                                           ----------
                                           $1,662,317
                                           ==========

During 2001, two (2) of the Partnership's properties, (located in Colorado Springs and Englewood, Colorado), were leased to Phoenix Restaurant Group, Inc. Base rent from these properties amounted to approximately 32% of total base rent in 2001. Due to bankruptcy proceedings of Phoenix, the aforementioned leases were rejected in the Fourth Quarter of 2001. In addition, possession of the Englewood property was returned to the Ground Lessor resulting in the write-off of the property and a $141,000 loss in the Fourth Quarter of 2001. As of March 31, 2002 the Colorado Springs property remains vacant.

Until April 30, 2001 two (2) of the Partnership's properties, (located in Oak Creek and St. Francis, Wisconsin), were leased to a Hardee's Food Systems, Inc. Base rent from these properties amounted to approximately 35% of total base rents in 2001. In the Second Quarter of 2001 a lease termination agreement was executed in relation to the Oak Creek property and the property remains vacant at March 31, 2002.

At December 31, 2000 the Partnership owned five (5) fast-food restaurants comprised of: two (2) Hardee's restaurants, one (1) Applebee's restaurant, and two (2) Denny's restaurants. However, due to the write-off of the former Denny's- Englewood property during the Fourth Quarter of 2001 only four (4) properties remain at March 31, 2002. In addition, the Hardee's- Oak Creek lease was terminated in the Second Quarter of 2001 and the Denny's- Colorado Springs lease was rejected in the Fourth Quarter of 2001. Therefore, the four (4) remaining properties are comprised of: one (1) Hardee's restaurant, one (1) Applebee's restaurant, and two (2) vacant properties.

The original offering document required the Partnership to lease its properties to a single tenant as long as the properties so leased do not constitute; in the aggregate, more than 20% of the aggregate gross proceeds of the offering. Until April 30, 2001, the Partnership had leased two of its properties to Hardee's Food Systems, Inc., which constitute 21% of the aggregate gross proceeds.

6.   TRANSACTIONS WITH CURRENT GENERAL PARTNER:
     ------------------------------------------

Amounts paid to the current General Partner for the quarters ended March 31, 2002 and 2001, are as follows:

     Current General Partner                              Incurred as of         Incurred as of
     -----------------------                              March 31, 2002         March 31, 2001
                                                          --------------         --------------
     Management fees                                             $17,571                 $16,898
     Restoration fees                                                  0                     129
     Cash distribution                                                 0                     233
     Overhead allowance                                            1,418                   1,374
     Reimbursement for out-of-pocket expenses                        630                     813
                                                                 -------                 -------
                                                                 $19,619                 $19,447
                                                                 =======                 =======

7.   CONTINGENT LIABILITIES:
     ----------------------

According to the Partnership Agreement, the current General Partner may receive a disposition fee not to exceed 3% of the contract price of the sale of investment properties. Fifty percent (50%) of all such disposition fees earned by the current General Partner is to be in escrow until the aggregate amount of recovery of the funds misappropriated from the Partnerships by the former general partners is greater than $4,500,000. Upon reaching such recovery level, full disposition fees will thereafter be payable and fifty percent (50%) of the previously escrow amounts will be paid to the current General Partner. At such time as the recovery exceeds $6,000,000 in the aggregate, the remaining escrow disposition fees shall be paid to the current General Partner. If such levels of recovery are not achieved, the current General Partner will contribute the amounts in escrow towards the recovery. In lieu of an escrow, 50% of all such disposition fees have been paid directly to the restoration account and then distributed among the three Partnerships. After surpassing the $4,500,000 recovery level during March 1996, 50% of the amounts previously in escrow were refunded to the current General Partner. The remaining amount allocated to the Partnerships may be owed to the current General Partner if the $6,000,000 recovery level is met. As of March 31, 2002, the Partnership may owe the current General Partner $18,862, which is currently reflected as a recovery, if the $6,000,000 recovery level is achieved, which is unlikely.

8.   PMA INDEMNIFICATION TRUST:
     --------------------------

The PMA provides that the Permanent Manager will be indemnified from any claims or expenses arising out of or relating to the Permanent Manager serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by the Permanent Manager. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to

$250,000 of Partnership assets which would not be subject to the claims of the Partnership's creditors. An Indemnification Trust ("Trust") serving such purposes has been established at United Missouri Bank, N.A. The Trust has been fully funded with Partnership assets as of March 31, 2002. Funds are invested in U.S. Treasury securities. In addition, interest totaling $106,536 has been credited to the Trust as of March 31, 2002. The rights of the Permanent Manager to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by the Permanent Manager of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against the Permanent Manager and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that the Permanent Manager shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources:
-------------------------------

Investment Properties and Net Investment in Direct Financing Leases
-------------------------------------------------------------------

The investment properties, including equipment held by the Partnership at March 31, 2002, were originally purchased at a price, including acquisition costs, of approximately $5,667,000.

At December 31, 2000 the Partnership owned five (5) fast-food restaurants comprised of: two (2) Hardee's restaurants, one (1) Applebee's restaurant, and two (2) Denny's restaurants. However, due to the write-off of the former Denny's- Englewood property during the Fourth Quarter of 2001 only four (4) properties remain at March 31, 2002. In addition, the former Hardee's- Oak Creek lease was terminated in the Second Quarter of 2001 and the former Denny's-Colorado Springs lease was rejected in the Fourth Quarter of 2001. Both properties remain vacant as of March 31, 2002. Therefore, the four (4) remaining properties at March 31, 2002 are comprised of: one (1) Hardee's restaurant in St. Francis, Wisconsin, one (1) Applebee's restaurant in Pittsburgh, Pennsylvania, and two (2) vacant properties. Management has recently found a buyer for the Colorado Springs property and anticipates the property to be sold by the end of 2002. In addition, Management has accepted an offer for the remaining three (3) Partnership properties. However, it is expressly conditioned upon the Limited Partners authorizing the General Partner to enter into the contract and to sell all of the Partnership's properties and subsequently liquidate and dissolve the Partnership not later than December 31, 2002. If the Limited Partners do not authorize such sale of the remaining three (3) properties, Management will continue normal operations for the foreseeable future and it is comfortable that the two remaining leases are sound and that the Partnership will be able to adequately meet its future expenses. In addition, Management is prepared to defer payment of the Partnership's monthly Management fees due to TPG if the need should arise, until the fees can be satisfied from liquidation activities.

The Partnership previously owned a Denny's restaurant on Arapahoe Road in Englewood, Colorado, which was located on a parcel of land where the Partnership had entered into a Ground Lease. The Partnership had been assigned all of the rights and interest in the Ground Lease by the Ground Lease Lessee, Phoenix Restaurant Group, Inc., ("Phoenix"). However, Phoenix retained the obligations under the Ground Lease and the former tenant made the ground lease payments. The Partnership, as the Landlord, also entered into the Englewood Property Lease with tenant, Phoenix. Due to bankruptcy proceedings of Phoenix, the Englewood Property Lease between the Partnership and Phoenix was rejected in the Fourth Quarter and rent on the Englewood property ceased as of December 2001. Management is uncertain whether the $9,600 due from the former tenant, all of which has been reserved, will be collected. In addition, the bankruptcy court granted the motion filed by Phoenix to release it from both the Englewood Property Lease and the Ground Lease, and thus the Partnership's rights and interest in the Ground Lease have been discharged. Because the Partnership did not assume any of Phoenix's obligations under the Ground Lease, the Partnership has taken the position that it is not liable for any amounts of unpaid rent or expenses due to the Ground Lessor. Possession of the property was returned to the Ground Lessor, which resulted in a write-off of the Englewood property and a $141,000 loss in the Fourth Quarter of 2001.

Due to bankruptcy proceedings by a former tenant, Phoenix Restaurant Group, Inc., ("Phoenix"), the related lease on the Colorado Springs property was rejected in the Fourth Quarter of 2001 and rent ceased as of December 2001. The entire amount due of approximately $20,600 from the former tenant has been reserved. The amount is included in the Partnership's filing for damages in Bankruptcy Court of approximately $77,000, or one year of rent, although it is uncertain whether the amount will be collectible. Management has recently found a buyer for the Colorado Springs property and anticipates the property to be sold by the end of 2002.

During March 2001, Hardee's Food Systems, Inc. notified Management of its intent to close its restaurant in Oak Creek, Wisconsin. The lease on the property was not set to expire until 2010. In the Second Quarter of 2001, a lease termination agreement was executed and the tenant ceased the payment of rent as of April 30, 2001. Hardee's Food Systems agreed to pay the Partnership a lease termination fee of approximately two years rent or $181,000. Management has recently accepted an aggregate purchase offer for three of the Partnership properties, which includes the Oak Creek property. The sale is contingent upon Limited Partner approval to sell the remaining properties and to subsequently liquidate and dissolve the Partnership.

Other Assets
------------

Cash and cash equivalents were $233,000 at March 31, 2002, compared to $240,000 at December 31, 2001. The Partnership designated $103,000 for the payment of accounts payable and accrued expenses; and the remainder represents reserves deemed necessary to allow the Partnership to operate normally. Cash generated through the operations of the Partnership's investment properties and sales of investment properties will provide the sources for future fund liquidity and Limited Partner distributions.

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

Property taxes escrow at December 31, 2001, in the amount of approximately $9,600, represented four (4) months of 2001 real estate taxes for the former Hardee's- Oak Creek property paid by Hardee's Food Systems, Inc. upon the lease termination agreement with Management. The property taxes were paid in January 2002 by the Partnership.

Deferred fees were approximately $8,100 and $8,400, net of amortization, at March 31, 2002 and December 31, 2001, respectively. Deferred fees represent leasing commissions paid when properties are leased and/or upon the negotiated extension of a lease. Leasing commissions are capitalized and amortized over the life of the lease. During the Second Quarter of 2001, the net deferred fee balance related to the former Hardee's- Oak Creek tenant was written-off due to its lease termination.

The Note receivable balance at December 31, 2001 was $45,250. In the Second Quarter of 2001, a lease termination agreement was executed with Hardee's Food Systems upon the closing of its restaurant in Oak Creek, Wisconsin. Hardee's Food Systems agreed to pay a lease termination fee of approximately two (2) years rent or $181,000. The payments were scheduled to be received in four equal
(4) installments of $45,250. The first payment was received in May 2001 upon the execution of the agreement, and the subsequent installments were reflected as Note receivable on the balance sheet. Note receivable installments were received in August and October 2001. The final installment, which is reflected in the Note receivable on the balance sheet at December 31, 2001, was received in January 2002.

Liabilities
-----------

Accounts payable and accrued expenses at March 31, 2002, in the amount of $36,000, primarily represented the accrual of auditing, tax, legal, and data processing fees and an equipment lien release fee relating to the vacant Colorado Springs property.

Property taxes payable at December 31, 2001, in the amount of $35,000, represented accruals of 2001 real estate taxes in relation to the vacant Oak Creek and Colorado Springs properties. The second property tax installment related to the vacant Colorado Springs property remains accrued as of March 31, 2002.

Partners' Capital
-----------------

The net loss for the quarter was allocated between the General Partner and the Limited Partners, 1% and 99%, respectively, as provided in the Partnership Agreement and the Amendment to the Partnership Agreement, as discussed more fully in Note 4 of the financial statements. The former general partners' capital account balance was reallocated to the Limited Partners at December 31, 1993. Refer to Note 9 to the financial statements for additional information regarding the reallocation.

Cash distributions paid to the Limited Partners during 2002, of $25,000 have also been made in accordance with the amended Partnership Agreement. Due to a First Quarter 2002 cash deficit there will not be a distribution to the Limited Partners on May 15, 2002.

Results of Operations:
----------------------

The Partnership reported a net loss for the quarter ended March 31, 2002, in the amount of $22,000 compared to net income for the quarter ended March 31, 2001 of $58,000. The net loss in 2002 is primarily due to decreased rental income, upon the termination of the Hardee's- Oak Creek lease in the Second Quarter of 2001, and both the rejection of the Denny's- Colorado Springs lease and the non-cash disposal of the Denny's Englewood property, in the Fourth Quarter of 2001, as well as increased expenditures in 2002 due to the tenant defaults and lease terminations.

Revenues
--------
Total revenues were $59,000, and $116,000, for the quarters ended March 31, 2002, and 2001, respectively. The decrease in revenue in 2002 is primarily due to decreased rental income, upon the termination of the Hardee's- Oak Creek lease in the Second Quarter of 2001, and both the rejection of the Denny's-Colorado Springs lease and the non-cash disposal of the Denny's Englewood property in the Fourth Quarter of 2001.

Total revenues, should approximate $208,000 annually or $52,000 quarterly, based on leases currently in place. Future revenues may decrease with tenant defaults and/or sales of Partnership properties. They may also increase with additional rents due from tenants, if those tenants experience sales levels, which require the payment of additional rent to the Partnership.

Expenses
--------

For the quarters ended March 31, 2002 and 2001, cash expenses amounted to approximately 112% and 35% of total revenues, respectively. Total expenses, including non-cash items, amounted to 137% and 50% of total revenues for the quarters ended March 31, 2002 and 2001, respectively. The increase in total expenditures in 2002 is due primarily to the increase in legal fees and property expenditures in connection with tenant defaults, lease terminations and Partnership dissolution issues.

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

New Accounting Pronouncement:
-----------------------------

In October 2001, Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144) was issued. FAS 144 supercedes Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (FAS 121). FAS 144 primarily addresses issues relating to the implementation of FAS 121 and develops a single accounting model for long-lived assets to be disposed of, whether previously held and used or newly acquired. The provisions of FAS 144 are effective for fiscal years beginning after December 15, 2001. The Company adopted FAS 144 on January 1, 2002 with no impact on financial statements.

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

The Partnership periodically reviews its long-lived assets, primarily real estate, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Partnership's review involves comparing current and future operating performance of the assets, the most significant of which is undiscounted operating cash flows, to the carrying value of the assets. Based on this analysis, a provision for possible loss to write down the asset to its fair value is recognized, if any.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

None.

PART II - OTHER INFORMATION

Items 1 - 5.

Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Listing of Exhibits:

         99.0 Correspondence to the Limited Partners dated May 15, 2002, regarding the First Quarter 2002 distribution.

(b)      Report on Form 8-K:

         The Registrant filed no reports on Form 8-K during the first quarter of fiscal year 2002.

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


Date:    May 8, 2002


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:      The Provo Group, Inc., General Partner

By:      /s/ Bruce A. Provo
         -----------------------------


Date:    May 8, 2002



By:      /s/ Diane R. Conley
         -----------------------------

         Diane R. Conley
         Controller

Date:    May 8, 2002