Form 10-Q
period 2002-06-30
DIVALL INCOME PROPERTIES 3 L P
filed 2002-08-14
CIK 858715

                                    FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002
                                                 -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to ___________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes __X____     No ______

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                 DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                       June 30, 2002 and December 31, 2001
                       -----------------------------------
                                     ASSETS

                                                                                    (Unaudited)
                                                                                      June 30,      December 31,
                                                                                        2002            2001
                                                                                       --------      ------------
INVESTMENT PROPERTIES:  (Note 3)
        Land                                                                            $314,354      $1,553,680
        Buildings and improvements                                                       265,829       2,036,749
        Accumulated depreciation                                                         (85,797)       (836,890)
                                                                                        --------       ---------
             Net investment properties                                                   494,386       2,753,539
                                                                                         -------       ---------
OTHER ASSETS:
        Cash and cash equivalents                                                      2,740,301         240,148
        Cash held in Indemnification Trust (Note 8)                                      358,135         355,012
        Property taxes escrow                                                                 22           9,563
        Rents and other receivables  (Net of allowance of $30,137)                         4,834          26,044
        Deferred rent receivable                                                               0           4,350
        Due from General Partner                                                               0             682
        Deferred fees                                                                          0           8,365
        Prepaid assets                                                                     1,633           4,082
        Note receivable (Note 3)                                                               0          45,250
                                                                                       ---------       ---------

             Total other assets                                                        3,104,925         693,496
                                                                                       ---------       ---------


             Total assets                                                             $3,599,311      $3,447,035
                                                                                      ==========      ==========








        The accompanying notes are an integral part of these statements.
        ----------------------------------------------------------------

                 DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP
                 ----------------------------------------------

                        LIABILITIES AND PARTNERS' CAPITAL
                        ---------------------------------

                       June 30, 2002 and December 31, 2001
                       -----------------------------------

                                                                (Unaudited)
                                                                  June 30,      December 31,
                                                                    2002            2001
                                                                ------------    ------------
LIABILITIES:

 Accounts payable and accrued expenses                               $20,501    $     33,050
 Property taxes payable                                                1,665          34,734
 Due to General Partner                                                1,095               0
 Security deposits                                                         0           8,425
 Unearned rental income                                                    0          20,437
                                                                   ---------    ------------

  Total liabilities                                                   23,261          96,646
                                                                   ---------    ------------
CONTINGENT LIABILITIES: (Note 7)

PARTNERS' CAPITAL:  (Notes 1, 4 and 9)
Current General Partner -
 Cumulative net income                                                22,671          20,153
 Cumulative cash distributions                                       (11,217)        (10,122)
                                                                   ---------    ------------

                                                                      11,454          10,031
                                                                   ---------    ------------
Limited Partners (17,102.52 interests outstanding)
 Capital contributions, net of offering costs                     14,408,872      14,408,872
 Cumulative net income                                               489,199         239,961
 Cumulative cash distributions                                   (11,067,984)    (11,042,984)
 Reallocation of former general partners' deficit capital           (265,491)       (265,491)
                                                                ------------    ------------
                                                                   3,564,596       3,340,358
                                                                ------------    ------------
      Total partners' capital                                      3,576,050       3,350,389
                                                                ------------    ------------
      Total liabilities and partners' capital                   $  3,599,311    $  3,447,035
                                                                ============    ============








        The accompanying notes are an integral part of these statements.

                  DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                           STATEMENTS OF INCOME (LOSS)

                                   (Unaudited)
                                   -----------

                                                              Three Months Ended          Six Months Ended
                                                              ------------------          ----------------
                                                                   June 30,                   June 30,
                                                                   --------                   --------
                                                               2002         2001           2002       2001
                                                               ----         ----           ----       ----



REVENUES:
  Rental income                                            $56,238       $87,259       $108,434     $191,197
  Interest income                                            2,133         5,589          4,094       13,933
  Lease termination fee (Note 3)                                 0       181,000              0      181,000
  Gain on sale of assets                                   716,958             0        716,958            0
  Other income                                                  37            32          4,902           32
  Recovery of amounts previously written off                   268         1,610            268        4,829
                                                               ---       -------          ------     -------

                                                           775,634       275,490         834,656     390,991
                                                          --------      --------        --------     -------
EXPENSES:
  Partnership management fees (Note 6)                      17,884        17,345         35,455       34,243
  Restoration fees  (Note 6)                                    11            64             11          193
  Insurance                                                  1,225           804          2,449        1,609
  General and administrative                                12,256        10,599          3,832       16,327
  Advisory Board fees and expenses                           1,313         1,313         52,107        3,337
  Professional services                                     27,745        16,564         20,657       31,384
  Real estate taxes                                         12,062             0         12,062            0
  Loss on disposition of assets                            240,838             0        240,838            0
  Commissions on sale of properties                        164,650             0        164,650            0
  Defaulted/vacant tenant                                    1,100            79         13,180           79
  Depreciation                                              14,647        16,323         29,294       32,647
  Amortization                                               8,101         6,827          8,365        7,274
                                                          ----------    --------        --------     -------

                                                           501,832        69,918        582,900      127,093
                                                          ----------    --------        --------     -------

NET INCOME                                                $273,802      $205,572       $251,756     $263,898
                                                          ========      ========       ========     ========
NET INCOME - GENERAL PARTNER                                $2,738        $2,056         $2,518       $2,639
-----------------------------                               ------        ------         ------       ------
NET INCOME - LIMITED PARTNERS                              271,064       203,516        249,238      261,259
-----------------------------                              -------       -------        -------      -------
                                                          $273,802      $205,572       $251,756     $205,572
                                                          ========      ========       ========     ========
NET INCOME PER LIMITED PARTNERSHIP
----------------------------------
INTEREST, based on 17,102.52 interests
--------------------------------------
outstanding                                                 $15.85        $11.90         $14.57       $15.28
-----------                                                 ======        ======         ======       ======







        The accompanying notes are an integral part of these statements.

                 DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                   -----------

                                                                                    Six Months Ended June 30,
                                                                                  ----------------------------
                                                                                        2002               2001
                                                                                        ----               ----
CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES:
  Net income                                                                        $251,756            $263,898
  Adjustments to reconcile net income to net cash (used in)
   from operating activities -
     Depreciation and amortization                                                    37,659              39,921
     Recovery of amounts previously written off                                         (268)             (4,829)
     Gain on sale of assets                                                         (716,958)                  0
     Loss on disposition of properties                                               240,838                   0
     Interest applied to Indemnification Trust Account                                (3,123)             (9,175)
     Lease Termination Fee                                                                 0            (135,750)
     Decrease in rents, other receivables & prepaid assets                            23,659              17,981
     Decrease/(Increase) in property taxes escrow                                      9,541              (9,541)
     Decrease in deferred rent receivable                                              4,350                 840
     (Decrease) in security deposits                                                  (8,425)                  0
     (Decrease)/Increase in accounts payable and accrued expenses                    (12,548)              6,251
     (Decrease) in property taxes payable                                            (33,069)                  0
     Increase in due to General Partner                                                1,777                 482
     (Decrease) in unearned rental income                                            (20,437)             (6,817)
                                                                                    --------             -------
        Net cash provided (used in) from operating activities                       (225,248)            163,261
                                                                                   ---------             -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Recoveries from former affiliates                                                      268               4,829
  Net proceeds from sale of properties                                             2,705,978                   0
  Payments on note receivable                                                         45,250                   0
                                                                                   ---------                 ---

        Net cash provided from investing activities                                2,751,496               4,829
                                                                                   ---------               -----

CASH FLOWS (USED IN) FINANCING ACTIVITIES:
  Cash distributions to General Partner                                                1,095              (1,005)
  Cash distributions to Limited Partners                                             (25,000)           (130,000)
                                                                                   ---------           ---------

        Net cash (used in) financing activities                                      (26,095)           (131,055)
                                                                                   ---------           ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                          2,500,153              37,035

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     240,148             251,528
                                                                                   ---------           ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $2,740,301            $288,563
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

These unaudited financial statements include all adjustments, which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 2002, and the results of operations for the three and six month periods ended June 30, 2002 and 2001, and cash flows for the six month periods ended June 30, 2002 and 2001. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

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

The Partnership is currently engaged in the business of owning and operating its investment portfolio (the "Properties") of commercial real estate. The Properties are leased on a triple net basis to, and operated by, franchisers or franchisees of national, regional and local retail chains under long-term leases. The lessees consist of fast food, family style, and casual/theme restaurants. At March 31, 2002, the Partnership owned four (4) properties and specialty leasehold improvements for use in all four (4) of the Properties. In June 2002 the Partnership sold all but the vacant Colorado Springs property. Therefore, at June 30, 2002 the Partnership owned one (1) property and specialty leasehold improvements for use in the one (1) property.

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

The Partnership will be dissolved on December 1, 2015, or earlier upon the prior occurrence of any of the following events: (a) the disposition of all interests in real estate and other Partnership assets; (b) the decision by Majority Vote of the Limited Partners to dissolve the Partnership or to compel the sale of all or substantially all of the Partnership's assets; (c) the failure to elect a successor General Partner within six months after removal of the last remaining General Partner; or (d) the date of the death or the effective date of dissolution, removal, withdrawal, bankruptcy, or incompetence of the last remaining General Partner, unless the Partnership is continued by vote of all Limited Partners and a replacement General Partner is previously elected by a majority of the Limited Partners. The General Partner received the consent of the

Limited Partners to liquidate the Partnership's assets and dissolve the Partnership, during the Second Quarter of 1998. During 1999, Management entered into an agreement to sell the Properties. The sale was not consummated and the agreement was terminated. During the First Quarter of 2002, Management found a buyer for the Colorado Springs property within the parameters of the consent and anticipated the property to be sold in May 2002. However, the sale was not consummated and the agreement was terminated. Management intends to continue to market the property for sale by the end of 2002. Also during the First Quarter of 2002, Management accepted an offer for the remaining three (3) Partnership properties, which included the Applebee's- Pittsburgh, Hardee's- St. Francis and the vacant Oak Creek properties. The General Partner sought the written consent of the Limited Partners to sell all of the Partnership's Properties and subsequently dissolve and liquidate the Partnership. Prior to the sale of the three (3) Properties, the General Partner had received the written consent of the holders of more than fifty percent (50%) of the Partnership interests authorizing such sale. All of the Partnership's properties, except for the vacant Colorado Springs property, were sold in June 2002. Management will continue normal operations for the foreseeable future until the remaining property is sold.

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

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation. Through March 31, 2002, $5,804,000 of recoveries has been received which exceeded the original estimate of $3 million. As a result, since 1996, the Partnership has recognized $1,303,000 as income, which represents its share of the excess recovery. The current General Partner continues to pursue recoveries of the misappropriated funds, however no further significant recoveries are anticipated.

3.       INVESTMENT PROPERTIES:
         ----------------------

At December 31, 2000 the Partnership owned five (5) fast-food restaurants comprised of: two (2) Hardee's restaurants, one (1) Applebee's restaurant, and two (2) Denny's restaurants. However, due to the write-off of the former Denny's- Englewood property (see third paragraph below) during the Fourth Quarter of 2001 only four (4) properties remained at March 31, 2002. In addition, the former Hardee's- Oak Creek lease was terminated in the Second Quarter of 2001 and the former Denny's- Colorado Springs lease was rejected in the tenant's bankruptcy proceeding during the Fourth Quarter of 2001. Both properties remained vacant as of March 31, 2002. Therefore, the four (4) remaining properties at March 31, 2002 were comprised of: one (1) Hardee's restaurant in St. Francis, Wisconsin, one (1) Applebee's restaurant in Pittsburgh, Pennsylvania, one (1) vacant property in Oak Creek, Wisconsin, and one (1) vacant property in Colorado Springs, Colorado. The four (4) properties were located in three (3) states. During the First Quarter of 2002, Management found a buyer for the Colorado Springs property and anticipated the property to be sold in May 2002. However, the sale was not consummated and Management is remarketing the property for sale by December 31, 2002. Also during the First Quarter of 2002, Management accepted an offer for the remaining three (3) Partnership properties. Following the receipt of the written consent of Limited Partners holding more than fifty percent (50%) of the Partnership interests authorizing such sale; the three (3) properties were sold in June 2002. Management will continue normal operations for the foreseeable future until the vacant Colorado Springs property is sold. In addition, beginning in July 2002 Management intends to reduce by seventy-five percent (75%) the Partnership's monthly Management fees due to them.

The total cost of the investment properties includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners.

In July of 1991, L & H Restaurants, Inc. a predecessor in interest to the Phoenix Restaurant Group, Inc. ("Phoenix") entered into a ground lease (the "Ground Lease") with respect to certain land and improvements in Englewood, Colorado (the "Englewood Property".) Simultaneously, Phoenix assigned its rights in the Ground Lease to the Partnership, which assumed all of Phoenix's rights and interest, but not the obligations under the Ground Lease. In turn, the Partnership as landlord and Phoenix as tenant entered into an Absolutely Net Lease for the Englewood Property (the "Englewood Lease"), pursuant to which Phoenix would pay the amounts due to the landlord under the Ground Lease as well as additional rent to the Partnership.

On October 31, 2001 Phoenix filed a voluntary petition for bankruptcy relief.
On November 6, 2001 the bankruptcy curt granted Phoenix's motion to reject both the Ground Lease and the Englewood Lease. Because the Partnership did not assume any of Phoenix's obligations under the Ground Lease, the Partnership has taken the position that it is not liable for any amounts of unpaid rent or expenses due to the Ground Lessor. Possession of the property was returned to the Ground landlord under the Lease, which resulted in a write-off of the Englewood Property and a $141,000 loss in the Fourth Quarter of 2001. Management is uncertain whether any of the $9,600 due from Phoenix as past due rent, all of which has been reserved, will be collected.

Due to bankruptcy proceedings by Phoenix, the related lease on the Colorado Springs property was rejected in the Fourth Quarter of 2001 and rent ceased as of December 2001. The entire amount due of approximately $20,600 from Phoenix has been reserved. The amount is included in the Partnership's claim filed in Bankruptcy Court of approximately $77,000, or one year of rent, although it is uncertain whether the amount will be collectible. During the First Quarter of 2002, Management found a buyer for the Colorado Springs property and anticipated the property to be sold in May 2002. However, the sale was not consummated and Management is remarketing the property for sale.

During March 2001, Hardee's Food Systems, Inc. notified Management of its intent to close its restaurant in Oak Creek, Wisconsin. The lease on the property was not set to expire until 2010. In the Second Quarter of 2001, a lease termination agreement was executed and the tenant ceased the payment of rent as of April 30, 2001. Hardee's Food Systems agreed to pay a lease termination fee of approximately two (2) years rent or $181,000. As scheduled, the payments were received in four (4) equal installments of $45,250. The first payment was received in May 2001 upon the execution of the agreement, and the subsequent installments were reflected as a Note receivable on the balance sheet. The second and third Note receivable installments were received in August and October 2001. The final installment, which was reflected as a Note receivable on the balance sheet at December 31, 2001, was received in January 2002.

During the First Quarter of 2002, Management accepted an aggregate purchase offer for three (3) of the Partnership properties, which included: (i) the Oak Creek property, (ii) the St. Francis property and (iii) the Applebee's property in Pittsburgh, Pennsylvania. The aggregate sale was contingent upon Limited Partner approval to sell the remaining properties and to subsequently liquidate and dissolve the Partnership. The sale was consummated in June 2002 at an aggregate sale price of $2,755 000 after the General Partner's receipt of Limited Partner approval. The sales price of the Oak Creek property was $600,000 and resulted in a net loss of $176,000 in the Second Quarter of 2002. The sales price of the Applebee's- Pittsburgh property was $1,400,000 and resulted in a net gain of $717,000 in the Second Quarter of 2002. The sales price of the St. Francis property was $755,000 and resulted in a net loss of $64,000 in the Second Quarter of 2002.

In connection with the sale of these three (3) properties a sales commission of $165,000 (slightly less than 6%) was paid in the Second Quarter of 2002. Of such sales commission, $82,650 was paid to an unaffiliated broker and $82,000 was paid to TPG.

According to the Partnership Agreement, the former general partners were to commit 82% of the original offering proceeds to the acquisition of investment properties. Upon full investment of the net proceeds of the offering, approximately 57% of the original offering proceeds was invested in the Partnership's properties.

The current General Partner receives a fee for managing the Partnership equal to 4% of gross receipts, with a maximum reimbursement for office rent and related overhead of $25,000 between the three original affiliated Partnerships as provided in the Permanent Manager Agreement ("PMA"). On May 26, 1993, the Permanent Manager, TPG, replaced the former general partners as the new General Partner, as provided for in an amendment to the Partnership Agreement dated May 26, 1993. Pursuant to amendments to the Partnership Agreement, TPG continues to provide management services for the same fee structure as provided in the PMA mentioned above. Effective March 1, 2002, the minimum management fee and the maximum reimbursement for office rent and overhead increased by 2.8% representing the allowable annual

Consumer Price Index adjustment per the PMA. For purposes of computing the 4% overall fee, gross receipts includes amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. TPG has received fees from the Partnership totaling $88,700 to date on the amounts recovered. The fees received from the Partnership on the amounts recovered reduce the 4% minimum fee by that same amount.

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

On May 26, 1993, pursuant to the results of a solicitation of written consents from the Limited Partners, the Partnership Agreement was amended to replace the former general partners and amend various sections of the agreement. The former general partners were replaced as General Partner, by The Provo Group, Inc., an Illinois corporation. Under the terms of the amendment, net profits or losses from operations are allocated 99% to the Limited Partners and 1% to the current General Partner. The amendment also provided for distributions from Net Cash Receipts to be made 99% to the Limited Partners and 1% to its current General Partner. Pursuant to the amendments to the Partnership Agreement effective June 30, 1994, distributions of Net Cash Receipts will not be made to the General Partner unless and until each Limited Partner has received a distribution from Net Cash Receipts in an amount equal to 10% per annum, cumulative simple return on his or her Adjusted Original Capital, as defined, from the Return Calculation Date, as defined, except to the extent needed by the General Partner to pay its federal and state income taxes on the income allocated to it attributable to such year. Distributions paid to the General Partner are based on the estimated tax liability as a result of allocated income. Subsequent to the filing of the General Partner's income tax returns, a true up of actual distributions is made. Net proceeds, as defined was also amended to be distributed 1% to the current General Partner and 99% to the Limited Partners.

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

Aggregate minimum lease payments to be received under the leases for the Partnership's properties are as follows:

     Year ending
     December 31,

        2002                       $102,286
        2003                              0
        2004                              0
        2005                              0
        2006                              0
 Thereafter                               0
                                      -----
                                   $102,286
                                   ========

During 2001, two (2) of the Partnership's properties, (located in Colorado Springs and Englewood, Colorado), were leased to Phoenix Restaurant Group, Inc. Base rent from these properties amounted to approximately 32% of total base rent in 2001. Due to bankruptcy proceedings of Phoenix, the aforementioned leases were rejected in the Fourth Quarter of 2001. In addition, possession of the Englewood property was returned to the Ground lease Landlord, resulting in the write-off of the property and a $141,000 loss in the Fourth Quarter of 2001 (see Investment Properties in Note 3.) As of June 30, 2002 the Colorado Springs property remains vacant.

Until April 30, 2001 two (2) of the Partnership's properties, (located in Oak Creek and St. Francis, Wisconsin), were leased to a Hardee's Food Systems, Inc. Base rent from these properties amounted to approximately 35% of total base rents in 2001. In the Second Quarter of 2001 a lease termination agreement was executed in relation to the Oak Creek property and the property remained vacant at March 31, 2002. The Oak Creek property was sold in June 2002, along with the Applebee's-Pittsburgh, Pennsylvania and Hardee's-St. Francis, Wisconsin properties, as part of an aggregate purchase agreement.

At December 31, 2000 the Partnership owned five (5) fast-food restaurants comprised of: two (2) Hardee's restaurants, one (1) Applebee's restaurant, and two (2) Denny's restaurants. However, due to the write-off of the former Denny's- Englewood property (see Investment Properties in Note 3) during the Fourth Quarter of 2001 only four (4) properties remained at March 31, 2002. In addition, the Hardee's-Oak Creek lease was terminated in the Second Quarter of 2001 and the Denny's-Colorado Springs lease was rejected in the Fourth Quarter of 2001. Therefore, at March 31, 2002 the four (4) remaining properties were comprised of: one (1) Hardee's restaurant, one (1) Applebee's restaurant, one
(1) vacant property in Oak Creek, Wisconsin, and one (1) vacant property in Colorado Springs, Colorado. In June 2002 all of the partnerships properties, except for the vacant Colorado Springs property was sold in aggregate. Therefore, only one (1) vacant property remains at June 30, 2002.

6.       TRANSACTIONS WITH CURRENT GENERAL PARTNER:
         ------------------------------------------

Amounts paid to the current General Partner for the quarters ended June 30, 2002 and 2001, are as follows:

    Current General Partner                                          Incurred as of         Incurred as of
    -----------------------                                           June 30, 2002          June 30, 2001
                                                                 ------------------    --------------------
    Management fees                                                         $35,455                $34,243
    Restoration fees                                                             11                    193
    Commissions on disposition of assets                                     82,000                      0
    Cash distribution                                                         1,095                  1,055
    Overhead allowance                                                        2,862                  2,778
    Reimbursement for out-of-pocket expenses                                  1,669                  1,063
                                                                            -------                -------
                                                                           $123,092                $39,332
                                                                           ========                =======


7.       CONTINGENT LIABILITIES:
         ----------------------

According to the Partnership Agreement, the current General Partner may receive a disposition fee not to exceed 3% of the contract price of the sale of investment properties. Fifty percent (50%) of all such disposition fees earned by the current General Partner are to be in escrow until the aggregate amount of recovery of the funds misappropriated from the Partnerships by the former general partners is greater than $4,500,000. Upon reaching such recovery level, full disposition fees will thereafter be payable and fifty percent (50%) of the previously escrow amounts will be paid to the current General Partner. At such time as the recovery exceeds $6,000,000 in the aggregate, the remaining escrow disposition fees shall be paid to the current General Partner. If such levels of recovery are not achieved, the current General Partner will contribute the amounts in escrow towards the recovery. In lieu of an escrow, 50% of all such disposition fees have been paid directly to the restoration account and then distributed among the three Partnerships. After surpassing the $4,500,000 recovery level during March 1996, 50% of the amounts previously in escrow were refunded to the current General Partner. The remaining amount allocated to the Partnerships may be owed to the current General Partner if the $6,000,000 recovery level is met. As of June 30, 2002, the Partnership may owe the current General Partner $18,862, which is currently reflected as a recovery, if the $6,000,000 recovery level is achieved, which is unlikely.


8.  PMA INDEMNIFICATION TRUST:
    -------------------------

The PMA provides that the Permanent Manager will be indemnified from any claims or expenses arising out of or relating to the Permanent Manager serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by the Permanent Manager. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership's creditors. An Indemnification Trust ("Trust") serving such purposes has been established at United Missouri Bank, N.A. The Trust has been fully funded with Partnership assets as of June 30, 2002. Funds are invested in U.S. Treasury securities. In addition, interest totaling $108,135 has been credited to the Trust as of June 30, 2002. The rights of the Permanent Manager to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by the Permanent Manager of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against the Permanent Manager and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that the Permanent Manager shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.


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


10.  SUBSEQUENT EVENTS:
    ------------------

On August 15, 2002, the Partnership is scheduled to make distributions to the Limited Partners for the

Second Quarter of 2002 of $2,140,000 amounting to approximately $125.13 per limited partnership interest.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources:
-------------------------------

Investment Properties and Net Investment in Direct Financing Leases
-------------------------------------------------------------------

The investment property, including equipment held by the Partnership at June 30, 2002, were originally purchased at a price, including acquisition costs, of approximately $791,000.

At December 31, 2000 the Partnership owned five (5) fast-food restaurants comprised of: two (2) Hardee's restaurants, one (1) Applebee's restaurant, and two (2) Denny's restaurants. However, due to the write-off of the former Denny's- Englewood property (see third paragraph below) during the Fourth Quarter of 2001 only four (4) properties remained at March 31, 2002. In addition, the former Hardee's- Oak Creek lease was terminated in the Second Quarter of 2001 and the former Denny's- Colorado Springs lease was rejected in the tenant's bankruptcy proceeding during the Fourth Quarter of 2001. Both properties remained vacant as of March 31, 2002. Therefore, the four (4) remaining properties at March 31, 2002 were comprised of: one (1) Hardee's restaurant in St. Francis, Wisconsin, one (1) Applebee's restaurant in Pittsburgh, Pennsylvania, and one (1) vacant property in Oak Creek, Wisconsin and one (1) vacant property in Colorado Springs, Colorado. The four (4) properties were located in three (3) states. During the First Quarter of 2002, Management found a buyer for the Colorado Springs property and anticipated the property to be sold in May 2002. However, the sale was not consummated and Management is remarketing the property for sale by December 31, 2002. Also during the First Quarter of 2002, Management accepted an offer for the remaining three (3) Partnership properties, which included Applebee's- Pittsburgh, Hardee's- St. Francis, and vacant Oak Creek. Following the receipt of the written consent of Limited Partners holding more than fifty percent (50%) of the Partnership interests authorizing such sale; the three (3) properties were sold in June 2002. Management will continue normal operations for the foreseeable future until the vacant Colorado Springs property is sold. In addition, beginning in July 2002 Management intends to reduce by seventy-five percent (75%) the Partnership's monthly Management fees due to them.

In July of 1991, L & H Restaurants, Inc. a predecessor in interest to the Phoenix Restaurant Group, Inc. ("Phoenix") entered into a ground lease (the "Ground Lease") with respect to certain land and improvements in Englewood, Colorado (the "Englewood Property".) Simultaneously, Phoenix assigned its rights in the Ground Lease to the Partnership, which assumed all of Phoenix's rights and interest, but not the obligations under the Ground Lease. In turn, the Partnership as landlord and Phoenix as tenant entered into an Absolutely Net Lease for the Englewood Property (the "Englewood Lease"), pursuant to which Phoenix would pay the amounts due to the Landlord under the Ground Lease as well as additional rent to the Partnership.

On October 31, 2001 Phoenix filed a voluntary petition for bankruptcy relief. On November 6, 2001 the bankruptcy curt granted Phoenix's motion to reject both the Ground Lease and the Englewood Lease. Because the Partnership did not assume any of Phoenix's obligations under the Ground Lease, the Partnership has taken the position that it is not liable for any amounts of unpaid rent or expenses due to the Ground Lessor. Possession of the property was returned to the Ground landlord under the Lease, which resulted in a write-off of the Englewood Property and a $141,000 loss in the Fourth Quarter of 2001. Management is uncertain whether any of the $9,600 due from Phoenix as past due rent, all of which has been reserved, will be collected.

Due to bankruptcy proceedings by Phoenix, the related lease on the Colorado Springs property was rejected in the Fourth Quarter of 2001 and rent ceased as of December 2001. The entire amount due of approximately $20,600 from Phoenix has been reserved. The amount is included in the Partnership's claim filed in Bankruptcy Court of approximately $77,000, or one year of rent, although it is uncertain whether the amount will be collectible. During the First Quarter of 2002, Management found a buyer for the Colorado Springs property and anticipated the property to be sold by the end of May 2002. However, the sale was not consummated and Management is remarketing the property for sale.

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

During the First Quarter of 2002, Management accepted an aggregate purchase offer for three (3) of the Partnership properties, which included: (i) the Oak Creek property, (ii) the St. Francis property and (iii) the Applebee's property in Pittsburgh, Pennsylvania. The aggregate sale was contingent upon Limited Partner approval to sell the remaining properties and to subsequently liquidate and dissolve the Partnership. The sale was consummated in June 2002 at an aggregate sale price of $2,755 000 after the General Partner's receipt of Limited Partner approval. The sales price of the Oak Creek property was $600,000 and resulted in a net loss of $176,000 in the Second Quarter of 2002. The sales price of the Applebee's- Pittsburgh property was $1,400,000 and resulted in a net gain of $717,000 in the Second Quarter of 2002. The sales price of the St. Francis property was $755,000 and resulted in a net loss of $64,000 in the Second Quarter of 2002.

In connection with the sale of these three (3) properties a sales commission of $165,000 (slightly less than 6%) was paid in the Second Quarter of 2002. Of such sales commission, $82,650 was paid to an unaffiliated broker and $82,000 was paid to TPG.


Other Assets:
------------

Cash and cash equivalents were $2,740,000 at June 30, 2002, compared to $240,000 at December 31, 2001. The Partnership designated $366,000 for the payment of accounts payable, accrued expenses, and future distributions; and the remainder represents reserves deemed necessary to allow the Partnership to operate normally. Cash generated through the operations of the Partnership's investment properties and sales of investment properties will provide the sources for future fund liquidity and Limited Partner distributions.

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

Property taxes escrow at December 31, 2001, in the amount of approximately $9,600, represented four (4) months of 2001 real estate taxes for the former Hardee's-Oak Creek property paid by Hardee's Food Systems, Inc. upon the lease termination agreement with Management. The property taxes were paid in January 2002 by the Partnership.

Deferred fees were approximately $8,400, net of amortization, at December 31, 2001. Deferred fees represent leasing commissions paid when properties are leased and/or upon the negotiated extension of a lease. Leasing commissions are capitalized and amortized over the life of the lease. During the Second Quarter of 2001, the net deferred fee balance related to the former Hardee's-Oak Creek tenant was written-off due to its lease termination. During the Second Quarter of 2002, the net deferred fee balance related to the Hardee's-St. Francis property was written-off due to the sale of the property in June 2002.

The Note receivable balance at December 31, 2001 was $45,250. In the Second Quarter of 2001, a lease termination agreement was executed with Hardee's Food Systems upon the closing of its restaurant in Oak Creek, Wisconsin. Hardee's Food Systems agreed to pay a lease termination fee of approximately two (2) years rent or $181,000. As scheduled the payments were received in four equal
(4) installments of $45,250. The first payment was received in May 2001 upon the execution of the agreement, and the subsequent installments were reflected as a Note receivable on the balance sheet. The second and third Note receivable installments were received in August and October 2001. The final installment, which is reflected as a Note receivable on the balance sheet at December 31, 2001, was received in January 2002.

Liabilities:
-----------

Accounts payable and accrued expenses at June 30, 2002, in the amount of $21,000, primarily represented the accrual of auditing, tax, and data processing fees.

Property taxes payable at December 31, 2001, in the amount of $35,000, represented accruals of 2001 real estate taxes in relation to the vacant Oak Creek and Colorado Springs properties. The Oak Creek taxes were paid in the First Quarter of 2002 and the Colorado Springs taxes were paid in the Second Quarter of 2002.

Due to the current General Partner amounted to $1,095 at June 30, 2002, which represented the Partner's Second Quarter 2002 distribution.

Security deposits at December 31, 2002 amounted to $8,400. The tenant security deposit related to the Applebee's-Pittsburgh property and was relinquished upon its sale in June 2002.

Unearned rental income at December 31, 2002 amounted to $20,400. The unearned rental income related to the Hardee's-St. Francis property and was relinquished upon its sale in June 2002.

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

Cash distributions paid to the Limited Partners during 2002, of $25,000 have also been made in accordance with the amended Partnership Agreement. Due to the First Quarter 2002 cash deficit there was not a distribution to the Limited Partners on May 15, 2002. The Second Quarter 2002 Limited Partner distribution of $2,140,000 is scheduled to be paid on August 15, 2002.

Results of Operations:
---------------------

The Partnership reported a net income for the quarter ended June 30, 2002, in the amount of $274,000 compared to net income for the quarter ended June 30, 2001 of $206,000. The net income for the six months ended June 30, 2002 totaled $252,000 compares to the net income of $264,000 for the six-months ended
June 30, 2001. The decrease in net income in 2002 resulted from: (i) the loss of rental income from the Hardee's-Oak Creek lease, the Denny's-Colorado Springs lease and the Denny's-Englewood lease, (ii) increased expenditures due to tenant defaults, lease terminations and Second Quarter 2002 property sales, and
(iii) Second Quarter 2002 net losses on the sales of the Hardee's-St. Francis and Hardee's-Oak Creek properties. These adverse effects were offset in large part by the Second Quarter 2002 gain on the sale of the Applebee's-Pittsburgh property.

Revenues:
--------

Total revenues were $776,000, and $275,000, for the quarters ended June 30, 2002, and 2001, respectively and were $835,000 and $391,000 for the six months ended June 30, 2002 and 2001, respectively. The increase in revenue in 2002 is primarily due to the sale of the Applebee's-Pittsburgh property in the Second Quarter. However, revenue in 2002 also includes decreased rental income, upon the termination of the Hardee's-Oak Creek lease in the Second Quarter of 2001, and both the rejection of the Denny's-Colorado Springs lease and the non-cash disposal of the Denny's Englewood property in the Fourth Quarter of 2001. In addition in the Second Quarter of 2001 an $181,000 lease termination fee was charged to Hardee's Food System, Inc. upon the termination of the Hardee's-Oak Creek lease.

As of July 1, 2002 total revenues, should approximate zero (0) annually, as no leases are currently in place.

Expenses:
--------

For the quarters ended June 30, 2002 and 2001, cash expenses amounted to approximately 62% and 17% of total revenues, respectively. For the six months ended June 30, 2002 and 2001, cash expenses totaled 65% and 23% of total revenues, respectively. Total expenses, including non-cash items, amounted to 65%
and 25% of total revenues for the quarters ended June 30, 2002 and 2001, respectively, and totaled 70% and 33% of total revenues for the six months ended June 30, 2002, and 2001, respectively. The increase in total expenditures in 2002 is due primarily to the increase in legal fees and property expenditures in connection with tenant default, lease terminations, property sales and Partnership dissolution issues, and the losses incurred upon the Second Quarter sales of the Hardee's-St. Francis and the vacant Oak Creek properties. The fluctuation is also due to the increase in revenues in 2001 primarily due to the $181,000 lease termination fee. In addition, income in 2002 includes a Second Quarter gain on the sale of the Applebee's-Pittsburgh property and decreased rental income.

The loss on disposal of asset, write-off of non-collectible receivables, depreciation, and amortization are non-cash items and do not affect current operating cash flow of the Partnership or distributions to the Limited Partners.

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

It would be misleading to associate inflation with asset appreciation for real estate, in general, and the Partnership's portfolio, specifically. Due to the "triple net" nature of the property leases, asset values generally move inversely with interest rates. However, currently, the only property owned by the Partnership is vacant and the Partnership is actively marketing such property for sale.

New Accounting Pronouncement:
----------------------------

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

Critical Accounting Policies:
----------------------------

The Partnership believes that its most significant accounting policies deal with:

Depreciation methods and lives--Depreciation of the properties is provided on a straight-line basis over 31.5 years, which is the estimated useful life of the buildings and improvements. While the Partnership believes these are the appropriate lives and methods, use of different lives and methods could result in different impacts on net income. Additionally, the value of real estate is typically based on market conditions and property performance, so depreciated book value of real estate may not reflect the market value of real estate assets.

Revenue recognition--Rental revenue from investment properties is recognized on the straight-line basis over the life of the respective lease. Percentage rents are accrued only when the tenant has reached the breakpoint stipulated in the lease.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

None.

PART II - OTHER INFORMATION

Items 1 - 4.

Not Applicable.

Item  5. Other Information

Registrant's interim financial statements in this Form 10-Q have not been reviewed by an independent public accountant due to the wind-down of Arthur Andersen's business. See Item 4 to Registrant's Form 8-K, filed August 14, 2002, and incorporated herein by reference. Registrant will amend this form 10-Q to contain a review by an independent public accountant as soon as Registrant engages this accountant.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Listing of Exhibits:

         99.0 Correspondence to the Limited Partners dated August 15, 2002, regarding the Second Quarter 2002 distribution.

         99.1 Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

(b)      Report on Form 8-K:

         The Registrant filed no reports on Form 8-K during the second quarter of fiscal year 2002.

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

Date:    August 14, 2002


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:      The Provo Group, Inc., General Partner

By:      /s/Bruce A. Provo
         ---------------------------------------------
         Bruce A. Provo, President

Date:    August 14, 2002



By:      /s/Bruce A. Provo
         --------------------------------------------
         Bruce A. Provo, Chief Executive Officer and
         Chief Financial Officer

Date:    August 14, 2002