Form 10-Q
period 2002-09-30
DIVALL INCOME PROPERTIES 3 L P
filed 2002-11-13
CIK 858715

                                    FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2002
                                             --------------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___
                                       ---

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                 DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                    September 30, 2002 and December 31, 2001

                                     ASSETS

                                                                          (Unaudited)
                                                                          September 30,       December 31,
                                                                              2002               2001
                                                                          -----------         -----------
INVESTMENT PROPERTIES: (Note 3)

     Land                                                                 $   314,354         $ 1,553,680
     Buildings and improvements                                               265,829           2,036,749
     Accumulated depreciation                                                 (87,907)           (836,890)
                                                                          -----------         -----------
          Net investment properties                                           492,276           2,753,539
                                                                          -----------         -----------

OTHER ASSETS:

     Cash and cash equivalents                                                573,184             240,148
     Cash held in Indemnification Trust (Note 8)                              359,809             355,012
     Property taxes escrow                                                         22               9,563
     Rents and other receivables (Net of allowance of $30,137)                  4,841              26,044
     Deferred rent receivable                                                       0               4,350
     Due from General Partner                                                     150                 682
     Deferred fees                                                                  0               8,365
     Prepaid assets                                                               408               4,082
     Note receivable (Note 3)                                                       0              45,250
                                                                          -----------         -----------

          Total other assets                                                  938,414             693,496
                                                                          -----------         -----------

          Total assets                                                    $ 1,430,690         $ 3,447,035
                                                                          ===========         ===========

        The accompanying notes are an integral part of these statements.

                 DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                        LIABILITIES AND PARTNERS' CAPITAL

                    September 30, 2002 and December 31, 2001

                                                                     (Unaudited)
                                                                    September 30,       December 31,
                                                                        2002                2001
                                                                   -------------       --------------
LIABILITIES:

   Accounts payable and accrued expenses                           $       30,376      $       33,050
   Property taxes payable                                                   1,665              34,734
   Due to General Partner                                                       0                   0
   Security deposits                                                            0               8,425
   Unearned rental income                                                       0              20,437
                                                                   --------------      --------------

     Total liabilities                                                     32,041              96,646
                                                                   --------------      --------------
CONTINGENT LIABILITIES:  (Note 7)

PARTNERS' CAPITAL:  (Notes 1, 4 and 9)

Current General Partner -
   Cumulative net income                                                   22,295              20,153
   Cumulative cash distributions                                          (11,067)            (10,122)
                                                                   --------------      --------------

                                                                           11,228              10,031
                                                                   --------------      --------------
Limited Partners (17,102.52 interests outstanding)
   Capital contributions, net of offering costs                        14,408,872          14,408,872
   Cumulative net income                                                  452,024             239,961
   Cumulative cash distributions                                      (13,207,984)        (11,042,984)
   Reallocation of former general partners' deficit capital              (265,491)           (265,491)
                                                                   --------------      --------------
                                                                        1,387,421           3,340,358
                                                                   --------------      --------------
          Total partners' capital                                       1,398,649           3,350,389
                                                                   --------------      --------------
          Total liabilities and partners' capital                  $    1,430,690      $    3,447,035
                                                                   ==============      ==============

        The accompanying notes are an integral part of these statements.

                 DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                           STATEMENTS OF INCOME (LOSS)

                                   (Unaudited)

                                                              Three Months Ended            Nine Months Ended
                                                           ------------------------       ---------------------
                                                                September 30,                 September 30,
                                                                -------------                 -------------
                                                              2002           2001           2002         2001
                                                           ----------       -------       --------     --------
REVENUES:
     Rental income                                         $        0       $79,925       $108,434     $271,122
     Interest income                                            6,414         5,568         10,508       19,501
     Lease termination fee (Note 3)                                 0             0              0      181,000
     Gain on sale of assets                                         0             0        716,958            0
     Other income                                                   0             0          4,902           32
     Recovery of amounts previously written off                 2,350             0          2,619        4,829
                                                           ----------       -------       --------     --------

                                                                8,764        85,493        843,421      476,484
                                                           ----------       -------       --------     --------
EXPENSES:
     Partnership management fees (Note 6)                       4,379        17,409         39,834       51,652
     Restoration fees (Note 6)                                     94             0            105          193
     Insurance                                                  1,225           804          3,674        2,413
     General and administrative                                 5,483         5,524         26,142       22,318
     Advisory Board fees and expenses                           1,313         1,313          5,144        4,649
     Professional services                                     31,148        14,108         83,255       45,105
     Real estate taxes                                              0             0         12,062            0
     Loss on disposition of assets                                  0             0        240,838            0
     Commissions on sale of properties                              0             0        164,650            0
     Defaulted/vacant tenant                                      563             0         13,743            0
     Depreciation                                               2,110        16,324         31,404       48,971
     Amortization                                                   0           264          8,365        7,538
                                                           ----------       -------       --------     --------

                                                               46,315        55,746        629,216      182,839
                                                           ----------       -------       --------     --------

NET (LOSS) INCOME                                            ($37,551)      $29,747       $214,205     $293,645
                                                           ==========       =======       ========     ========

NET (LOSS) INCOME - GENERAL PARTNER                           ($3,755)      $   297       $  2,142     $  2,936
-----------------------------------                        ----------       -------       --------     --------

NET (LOSS) INCOME - LIMITED PARTNERS                          (33,796)       29,450        212,063      290,709
------------------------------------                       ----------       -------       --------     --------

                                                             ($37,551)      $29,747       $214,205     $293,645
                                                           ==========       =======       ========     ========
NET (LOSS) INCOME PER LIMITED
-----------------------------
PARTNERSHIP INTEREST, based on 17,102.52                       ($1.98)      $  1.72       $  12.40     $  17.00
----------------------------------------                   ==========       =======       ========     ========
interests outstanding
---------------------

        The accompanying notes are an integral part of these statements.

                 DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                     Nine Months Ended September 30,
                                                                                  ------------------------------------
                                                                                        2002                 2001
                                                                                    ------------        ------------
CASH FLOWS (USED IN) PROVIDED FROM OPERATING ACTIVITIES:
     Net income
     Adjustments to reconcile net income to net cash (used in)                      $    214,205        $    293,645
       provided from operating activities -
         Depreciation and amortization                                                    39,769              56,509
         Recovery of amounts previously written off                                       (2,619)             (4,829)
         Gain on sale of assets                                                         (716,958)                  0
         Loss on disposition of properties                                               240,838                   0
         Interest applied to Indemnification Trust Account                                (4,797)            (13,154)
         Lease Termination Fee                                                                 0            (135,750)
         Decrease in rents, other receivables & prepaid assets                            25,409              10,950
         Decrease/(Increase) in property taxes escrow                                      9,541              (9,541)
         Decrease in deferred rent receivable                                              4,350               1,260
         (Decrease) in security deposits                                                  (8,425)                  0
         (Decrease)/Increase in accounts payable and accrued expenses                     (2,674)             12,729
         (Decrease) in property taxes payable                                            (33,069)                  0
         (Decrease) in due to General Partner                                                  0                (221)
         (Decrease) in unearned rental income                                            (20,437)            (14,483)
                                                                                    ------------        ------------

           Net cash provided (used in) from operating activities                        (254,867)            197,115
                                                                                    ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Recoveries from former affiliates                                                     2,619               4,829
     Net proceeds from sale of properties                                              2,705,979                   0
     Payments received on note receivable                                                 45,250              45,250
                                                                                    ------------        ------------

           Net cash provided from investing activities                                 2,753,848              50,079
                                                                                    ------------        ------------

CASH FLOWS (USED IN) FINANCING ACTIVITIES:
     Cash distributions to General Partner                                                  (945)             (1,174)
     Cash distributions to Limited Partners                                           (2,165,000)           (230,000)
                                                                                    ------------        ------------

           Net cash (used in) financing activities                                    (2,165,945)           (231,174)
                                                                                    ------------        ------------


NET INCREASE IN CASH AND CASH EQUIVALENTS                                                333,036              16,020

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         240,148             251,528
                                                                                    ------------        ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $    573,184        $    267,548
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

These unaudited financial statements include all adjustments, which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 2002, and the results of operations for the three and nine month periods ended September 30, 2002 and 2001, and cash flows for the nine month periods ended September 30, 2002 and 2001. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

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

The Partnership is currently engaged in the business of owning and operating its investment portfolio (the "Properties") of commercial real estate. The Properties are leased on a triple net basis to, and operated by, franchisers or franchisees of national, regional and local retail chains under long-term leases. The lessees consist of fast food, family style, and casual/theme restaurants. At December 31, 2001, the Partnership owned four (4) properties and specialty leasehold improvements for use in all four (4) of the Properties. In June 2002 the Partnership sold all but the vacant Colorado Springs property. Therefore, as of September 30, 2002 the Partnership owned one (1) property and specialty leasehold improvements for use in the one (1) property.

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

The Partnership previously followed Statement of Financial Accounting Standards No. 121 ("FAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which required that all long-lived assets be reviewed for impairment in value whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In October 2001, Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144") was issued. FAS 144 supercedes FAS 121. FAS 144 primarily addresses issues relating to the implementation of FAS 121 and develops a single accounting model for long-lived assets to be disposed of, whether previously held and used or newly acquired. The provisions of FAS 144 became effective for fiscal years beginning after December 15, 2001. The Company adopted FAS 144 on January 1, 2002 with no impact on financial statements.

The Partnership will be dissolved on December 1, 2015, or earlier upon the prior occurrence of any of the following events: (a) the disposition of all interests in real estate and other Partnership assets; (b) the decision by Majority Vote of the Limited Partners to dissolve the Partnership or to compel the sale of all or substantially all of the Partnership's assets; (c) the failure to elect a successor General Partner within six months after removal of the last remaining General Partner; or (d) the date of the death or the effective date of dissolution, removal, withdrawal, bankruptcy, or incompetence of the last remaining General Partner, unless the Partnership is continued by vote of all Limited Partners and a replacement General Partner is previously elected by a majority of the Limited Partners. The General Partner received the consent of the Limited Partners to liquidate the Partnership's assets and dissolve the Partnership, during the Second Quarter of 1998. During 1999, Management entered into an agreement to sell the Properties. The sale was not consummated and the agreement was terminated. During the First Quarter of 2002, Management found a buyer for the Colorado Springs property within the parameters of the consent and anticipated the property to be sold in May 2002. However, the sale was not consummated and the agreement was terminated. Management intends to continue to market the property for sale. Also during the First Quarter of 2002, Management accepted an offer for the remaining three (3) Partnership properties, which included the Applebee's- Pittsburgh, Hardee's- St. Francis and the vacant Oak Creek properties. The General Partner sought the written consent of the Limited Partners to sell all of the Partnership's Properties and subsequently dissolve and liquidate the Partnership. Prior to the sale of the three (3) Properties, the General Partner had received the written consent of the holders of more than fifty percent (50%) of the Partnership interests authorizing such sale. All of the Partnership's properties, except for the vacant Colorado Springs property, were sold in June 2002. Management will continue normal operations for the foreseeable future until the remaining property is sold.

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

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation. Through September 30, 2002, $5,808,000 of recoveries has been received which exceeded the original estimate of $3 million. As a result, since 1996, the Partnership has recognized $1,306,000 as income, which represents its share of the excess recovery. The current General Partner continues to pursue recoveries of the misappropriated funds, however no further significant recoveries are anticipated.

3.   INVESTMENT PROPERTIES:

At December 31, 2000 the Partnership owned five (5) fast-food restaurants comprised of: two (2) Hardee's restaurants, one (1) Applebee's restaurant, and two (2) Denny's restaurants. However, due to the write-off of the former Denny's- Englewood property (see third paragraph below) during the Fourth Quarter of 2001 only four (4) properties remained at December 31, 2001. The former Hardee's- Oak Creek lease was terminated in the Second Quarter of 2001 and the former Denny's- Colorado Springs lease was rejected in the tenant's bankruptcy proceeding during the Fourth Quarter of 2001. Both properties remained vacant as of March 31, 2002. Therefore, the four (4) remaining properties at March 31, 2002 were comprised of: one (1) Hardee's restaurant in St. Francis, Wisconsin, one (1) Applebee's restaurant in Pittsburgh, Pennsylvania, one (1) vacant property in Oak Creek, Wisconsin, and one (1) vacant property in Colorado Springs, Colorado. The four (4) properties were located in three (3) states. During the First Quarter of 2002, Management found a buyer for the Colorado Springs property and anticipated the property to be sold in May 2002. However, the sale was not consummated and the agreement was terminated. Management intends to continue to market the property for sale. Also during the First Quarter of 2002, Management accepted an offer for the remaining three (3) Partnership properties. Following the receipt of the written consent of Limited Partners holding more than fifty percent (50%) of the Partnership interests authorizing such sale; the three (3) properties were sold in June 2002. Management will continue normal operations for the foreseeable future until the vacant Colorado Springs property is sold.

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

On October 31, 2001 Phoenix filed a voluntary petition for bankruptcy relief. On November 6, 2001 the bankruptcy court granted Phoenix's motion to reject both the Ground Lease and the Englewood Lease. Because the Partnership did not assume any of Phoenix's obligations under the Ground Lease, the Partnership has taken the position that it is not liable for any amounts of unpaid rent or expenses due to the Ground Lessor. Possession of the property was returned to the Ground landlord under the Lease, which resulted in a write-off of the Englewood Property and a $141,000 loss in the Fourth Quarter of 2001. Management is uncertain whether any of the $9,600 due from Phoenix as past due rent, all of which has been reserved, will be collected.

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

During March 2001, Hardee's Food Systems, Inc. notified Management of its intent to close its restaurant in Oak Creek, Wisconsin. The lease on the property was not set to expire until 2010. In the Second Quarter of 2001, a lease termination agreement was executed and the tenant ceased the payment of rent as of April 30, 2001. Hardee's Food Systems agreed to pay a lease termination fee of approximately two (2) years rent or $181,000. The payments were received in four
(4) equal installments of $45,250. The first payment was received in May 2001 upon the execution of the agreement. The second and third Note receivable installments were received in August and October 2001. The final installment, which was reflected as a Note receivable on the balance sheet at December 31, 2001, was received in January 2002.

During the First Quarter of 2002, Management accepted an aggregate purchase offer for three (3) of the Partnership properties, which included: (i) the Oak Creek property, (ii) the St. Francis property and (iii) the Applebee's property in Pittsburgh, Pennsylvania. The aggregate sale was contingent upon Limited Partner approval to sell the remaining properties and to subsequently liquidate and dissolve the Partnership. The sale was consummated in June 2002 at an aggregate sale price of $2,755,000. The General Partner received Limited Partner approval. The sales price of the Oak Creek property was $600,000 and resulted in a net loss of $176,000 in the Second Quarter of 2002. The sales price of the Applebee's- Pittsburgh property was $1,400,000 and resulted in a net gain of $717,000 in the Second Quarter of 2002. The sales price of the St. Francis property was $755,000 and resulted in a net loss of $64,000 in the Second Quarter of 2002.

In connection with the sale of these three (3) properties a sales commission of $165,000 (approximately 6%) was paid in the Second Quarter of 2002. Of such sales commission, $82,650 was paid to an unaffiliated broker and $82,000 was paid to TPG.

According to the Partnership Agreement, the former general partners were to commit 82% of the original offering proceeds to the acquisition of investment properties. Upon full investment of the net proceeds of the offering, approximately 57% of the original offering proceeds was invested in the Partnership's properties.

The current General Partner receives a fee for managing the Partnership equal to 4% of gross receipts, with a maximum reimbursement for office rent and related overhead of $25,000 between the three original affiliated Partnerships as provided in the Permanent Manager Agreement ("PMA"). On May 26, 1993, the Permanent Manager, TPG, replaced the former general partners as the new General Partner, as provided for in an amendment to the Partnership Agreement dated May 26, 1993. Pursuant to amendments to the Partnership Agreement, TPG continues to provide management services for the same fee structure as provided in the PMA mentioned above. Effective March 1, 2002, the minimum management fee and the maximum reimbursement for office rent and overhead increased by 2.8% representing the allowable annual Consumer Price Index adjustment per the PMA. Therefore, beginning March 1, 2002 the monthly minimum management fee is $5,965. However, due to the sale of three of the properties at the end of the Second Quarter of 2002, Management reduced by seventy-five percent (75%) the Partnership's monthly Management fees due to them. Therefore, beginning July 1, 2002 and until the sale of the final property and the wind-up phase commences, the current monthly minimum management fee is $1,491. Management fees will then resume to the full minimum management fee through the Partnership liquidation and dissolution period.

For purposes of computing the 4% overall fee, gross receipts includes amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. TPG has received fees from the Partnership totaling $88,795 to date on the amounts recovered, which includes $105 in fees received in the current year 2002. The fees received from the Partnership on the amounts recovered reduce the 4% minimum fee by that same amount.

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

During the first six-months of 2002 the aggregate lease payments received from the Partnership properties, Applebee's- Pittsburgh, Pennsylvania and Hardee's-St. Francis, Wisconsin, pursuant to their leases totaled $102,286. These two (2) properties that were generating such lease rental were sold at the end of the Second Quarter of 2002. As of June 30, 2002 the Partnership has only one (1) vacant property remaining and Management does not anticipate any additional leases or leasing income prior to the dissolution of the Partnership.

During 2001, two (2) of the Partnership's properties, (located in Colorado Springs and Englewood, Colorado), were leased to Phoenix Restaurant Group, Inc. Base rent from these properties amounted to approximately 32% of total base rent in 2001. Due to bankruptcy proceedings of Phoenix, the aforementioned leases were rejected in the Fourth Quarter of 2001. In addition, possession of the Englewood property was returned to the Ground lease Landlord, resulting in the write-off of the property and a $141,000 loss in the Fourth Quarter of 2001 (see Investment Properties in Note 3.) As of September 30, 2002 the Colorado Springs property remains vacant and continues to be marketed for sale.

Until April 30, 2001 two (2) of the Partnership's properties, (located in Oak Creek and St. Francis, Wisconsin), were leased to a Hardee's Food Systems, Inc. Base rent from these properties amounted to approximately 35% of total base rents in 2001. In the Second Quarter of 2001 a lease termination agreement was executed in relation to the Oak Creek property and the property remained vacant at March 31, 2002. The Oak Creek property was sold in June 2002, along with the Applebee's - Pittsburgh, Pennsylvania and Hardee's- St. Francis, Wisconsin properties, as part of an aggregate purchase agreement.

At December 31, 2000 the Partnership owned five (5) fast-food restaurants comprised of: two (2) Hardee's restaurants, one (1) Applebee's restaurant, and two (2) Denny's restaurants. However, due to the write-off of the former Denny's- Englewood property (see Investment Properties in Note 3) during the Fourth Quarter of 2001 only four (4) properties remained at December 31, 2001. The Hardee's- Oak Creek lease was terminated in the Second Quarter of 2001 and the Denny's- Colorado Springs lease was rejected in the Fourth Quarter of 2001. Therefore, at March 31, 2002 the four (4) remaining properties were comprised of: one (1) Hardee's restaurant, one (1) Applebee's restaurant, one (1) vacant property in Oak Creek, Wisconsin, and one (1) vacant property in Colorado Springs, Colorado. In June 2002 all of the Partnership's properties, except for the vacant Colorado Springs property were sold. Therefore, only one (1) vacant property remains at September 30, 2002.

6.   TRANSACTIONS WITH CURRENT GENERAL PARTNER:

Amounts paid to the current General Partner for the quarters ended September 30, 2002 and 2001, are as follows:

Current General Partner                          Incurred as of         Incurred as of
-----------------------                        September 30, 2002     September 30, 2002
                                               ------------------     ------------------
Management fees                                           $ 39,834               $ 51,652
Restoration fees                                               105                    193
Commissions on disposition of assets                        82,000                      0
Cash distribution                                              945                  1,174
Overhead allowance                                           4,305                  4,183
Reimbursement for out-of-pocket expenses                     2,938                  1,795
                                                          --------               --------
                                                          $130,127               $ 58,997
                                                          ========               ========

7.   CONTINGENT LIABILITIES:

According to the Partnership Agreement, the current General Partner may receive a disposition fee not to exceed 3% of the contract price of the sale of investment properties. Fifty percent (50%) of all such disposition fees earned by the current General Partner are to be in escrow until the aggregate amount of recovery of the funds misappropriated from the Partnerships by the former general partners is greater than $4,500,000. Upon reaching such recovery level, full disposition fees will thereafter be payable and fifty percent (50%) of the previously escrow amounts will be paid to the current General Partner. At such time as the recovery exceeds $6,000,000 in the aggregate, the remaining escrow disposition fees shall be paid to the current General Partner. If such levels of recovery are not achieved, the current

General Partner will contribute the amounts in escrow towards the recovery. In lieu of an escrow, 50% of all such disposition fees have been paid directly to the restoration account and then distributed among the three Partnerships. After surpassing the $4,500,000 recovery level during March 1996, 50% of the amounts previously in escrow were refunded to the current General Partner. The remaining amount allocated to the Partnerships may be owed to the current General Partner if the $6,000,000 recovery level is met. As of September 30, 2002, the Partnership may owe the current General Partner $18,862, which is currently reflected as a recovery, if the $6,000,000 recovery level is achieved, which is unlikely.

8.   PMA INDEMNIFICATION TRUST:

The PMA provides that the Permanent Manager will be indemnified from any claims or expenses arising out of or relating to the Permanent Manager serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by the Permanent Manager. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership's creditors. An Indemnification Trust ("Trust") serving such purposes has been established at United Missouri Bank, N.A. The Trust has been fully funded with Partnership assets as of September 30, 2002. Funds are invested in U.S. Treasury securities. In addition, interest totaling $109,809 has been credited to the Trust as of September 30, 2002. The rights of the Permanent Manager to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by the Permanent Manager of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against the Permanent Manager and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that the Permanent Manager shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources:

Investment Properties and Net Investment in Direct Financing Leases

The investment property, including equipment held by the Partnership at September 30, 2002, were originally purchased at a price, including acquisition costs, of approximately $791,000.

At December 31, 2000 the Partnership owned five (5) fast-food restaurants comprised of: two (2) Hardee's restaurants, one (1) Applebee's restaurant, and two (2) Denny's restaurants. However, due to the write-off of the former Denny's- Englewood property (see third paragraph below) during the Fourth Quarter of 2001 only four (4) properties remained at December 31, 2001. The former Hardee's- Oak Creek lease was terminated in the Second Quarter of 2001 and the former Denny's- Colorado Springs lease was rejected in the tenant's bankruptcy proceeding during the Fourth Quarter of 2001. Both properties remained vacant as of March 31, 2002. Therefore, the four
(4) remaining properties at March 31, 2002 were comprised of: one (1) Hardee's restaurant in St. Francis, Wisconsin, one (1) Applebee's restaurant in Pittsburgh, Pennsylvania, and one (1) vacant property in Oak Creek, Wisconsin and one (1) vacant property in Colorado Springs, Colorado. The four (4) properties were located in three (3) states. During the First Quarter of 2002, Management found a buyer for the Colorado Springs property and anticipated the property to be sold in May 2002. However, the sale was not consummated and Management is remarketing the property for sale. Also during the First Quarter of 2002, Management accepted an offer for the remaining three (3) Partnership properties, which included Applebee's- Pittsburgh, Hardee's- St. Francis, and vacant Oak Creek. Following the receipt of the written consent of Limited Partners holding more than fifty percent (50%) of the Partnership interests authorizing such sale; the three (3) properties were sold in June 2002. Management will continue normal operations for the foreseeable future until the vacant Colorado Springs property is sold.

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

On October 31, 2001 Phoenix filed a voluntary petition for bankruptcy relief. On November 6, 2001 the bankruptcy court granted Phoenix's motion to reject both the Ground Lease and the Englewood Lease. Because the Partnership did not assume any of Phoenix's obligations under the Ground Lease, the Partnership has taken the position that it is not liable for any amounts of unpaid rent or expenses due to the Ground Lessor. Possession of the property was returned to the Ground landlord under the Lease, which resulted in a write-off of the Englewood Property and a $141,000 loss in the Fourth Quarter of 2001. Management is uncertain whether any of the $9,600 due from Phoenix as past due rent, all of which has been reserved, will be collected.

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

During the First Quarter of 2002, Management accepted an aggregate purchase offer for three (3) of the Partnership properties, which included: (i) the Oak Creek property, (ii) the St. Francis property and (iii) the Applebee's property in Pittsburgh, Pennsylvania. The aggregate sale was contingent upon Limited Partner approval to sell the remaining properties and to subsequently liquidate and dissolve the Partnership. The sale was consummated in June 2002 at an aggregate sale price of $2,755,000. The General Partner received Limited Partner approval. The sales price of the Oak Creek property was $600,000 and resulted in a net loss of $176,000 in the Second Quarter of 2002. The sales price of the Applebee's- Pittsburgh property was $1,400,000 and resulted in a net gain of $717,000 in the Second Quarter of 2002. The sales price of the St. Francis property was $755,000 and resulted in a net loss of $64,000 in the Second Quarter of 2002.

In connection with the sale of these three (3) properties a sales commission of $165,000 (approximately 6%) was paid in the Second Quarter of 2002. Of such sales commission, $82,650 was paid to an unaffiliated broker and $82,000 was paid to TPG.

Other Assets:

Cash and cash equivalents were $573,000 at September 30, 2002, compared to $240,000 at December 31, 2001. The Partnership designated $471,000 for the payment of accounts payable, accrued expenses, and future distributions; and the remainder represents reserves deemed necessary to allow the Partnership to operate normally. Cash generated through the operations of the Partnership's investment properties and sales of investment properties will provide the sources for future fund liquidity and Limited Partner distributions.

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

Deferred fees were approximately $8,400, net of amortization, at December 31, 2001. Deferred fees represent leasing commissions paid when properties are leased and/or upon the negotiated extension of a lease. Leasing commissions are capitalized and amortized over the life of the lease. During the Second Quarter of 2001, the net deferred fee balance related to the former Hardee's- Oak Creek tenant was written-off due to its lease termination. During the Second Quarter of 2002, the net deferred fee balance related to the Hardee's- St. Francis property was written-off due to the sale of the property in June 2002.

The Note receivable balance at December 31, 2001 was $45,250. In the Second Quarter of 2001, a lease termination agreement was executed with Hardee's Food Systems upon the closing of its restaurant in Oak Creek, Wisconsin. Hardee's Food Systems agreed to pay a lease termination fee of approximately two (2) years rent or $181,000. The payments were received in four equal (4) installments of $45,250. The first payment was received in May 2001 upon the execution of the agreement. The second and third Note receivable installments were received in August and October 2001. The final installment, which is reflected as a Note receivable on the balance sheet at December 31, 2001, was received in January 2002.

Liabilities:

Accounts payable and accrued expenses at September 30, 2002, in the amount of $30,375 primarily represented the accrual of auditing, tax, and data processing fees.

Property taxes payable at December 31, 2001, in the amount of $35,000, represented accruals of 2001 real estate taxes in relation to the vacant Oak Creek and Colorado Springs properties. The Oak Creek taxes were paid in the First Quarter of 2002 and the Colorado Springs taxes were paid in the Second Quarter of 2002.

Security deposits at December 31, 2001 amounted to $8,400. The tenant security deposit related to the Applebee's- Pittsburgh property and was relinquished upon its sale in June 2002.

Unearned rental income at December 31, 2001 amounted to $20,400. The unearned rental income related to the Hardee's- St. Francis property and was relinquished upon its sale in June 2002.

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

Cash distributions paid to the Limited Partners during 2002, of $2,165,000, have also been made in accordance with the amended Partnership Agreement. Due to the First Quarter 2002 cash deficit there was not a distribution to the Limited Partners on May 15, 2002. In addition, due to the Third Quarter 2002 cash deficit a Limited Partner distribution is not scheduled for November 15, 2002.

Results of Operations:

The Partnership reported a net loss for the quarter ended September 30, 2002, in the amount of $38,000 compared to net income for the quarter ended September 30, 2001 of $30,000. The net income for the nine-months ended September 30, 2002 totaled $214,000 compared to the net income of $294,000 for the nine-months ended September 30, 2001. The decrease in net income in 2002 resulted from: (i) the loss of rental income due to the sale of the Applebee's- Pittsburgh and Hardee's- St. Francis properties in the Second Quarter of 2002 and the Hardee's-Oak Creek lease termination in the Second Quarter of 2001, the Denny's- Colorado Springs lease and the Denny's- Englewood lease rejections at the end of the Fourth Quarter of 2001; (ii) increased expenditures due to tenant defaults, lease terminations, Second

Quarter 2002 property sales, and change in auditor issues; and (iii) Second Quarter 2002 net losses on the sales of the Hardee's- St. Francis and Hardee's-Oak Creek properties. These adverse effects were offset in large part by the Second Quarter 2002 gain on the sale of the Applebee's- Pittsburgh property. These adverse effects were also offset by Management lowering its monthly minimum management fees by 75% beginning in the Third Quarter of 2002.

Revenues:

Total revenues were $9,000, and $85,000, for the quarters ended September 30, 2002, and 2001, respectively, and were $843,000 and $476,000 for the nine-months ended September 30, 2002 and 2001, respectively. The increase in revenue in 2002 is primarily due to the sale of the Applebee's- Pittsburgh property in the Second Quarter. However, revenue in 2002 also includes decreased rental income, upon the termination of the Hardee's- Oak Creek lease in the Second Quarter of 2001, and both the rejection of the Denny's- Colorado Springs lease and the non-cash disposal of the Denny's Englewood property in the Fourth Quarter of 2001, and the sale of the Applebee's- Pittsburgh and Hardee's- St. Francis properties in the Second Quarter of 2002. In addition, in the Second Quarter of 2001 an $181,000 lease termination fee was charged to Hardee's Food System, Inc. upon the termination of the Hardee's - Oak Creek lease.

As of July 1, 2002, total rental revenues should approximate zero (0) annually, as the Partnership currently does not own a property with a lease currently in place. The Partnership only owns one (1) vacant property and Management does not anticipate any additional leases or leasing income prior to the dissolution of the Partnership. However, in the Third Quarter of 2002 the Partnership did generate revenues of $9,000. These revenues came from interest earnings and small recoveries from former General Partner's. Management anticipates that such revenue types may continue to be generated until Partnership dissolution.

Expenses:

For the quarters ended September 30, 2002 and 2001, cash expenses amounted to approximately 504% and 46% of total revenues, respectively. For the nine-months ended September 30, 2002 and 2001, cash expenses totaled 41% and 27% of total revenues, respectively. Total expenses, including non-cash items, amounted to 528% and 65% of total revenues for the quarters ended September 30, 2002 and 2001, respectively, and totaled 75% and 38% of total revenues for the nine-months ended September 30, 2002, and 2001, respectively. The increase in total expenditures in 2002 is due primarily to the increase in legal fees and property expenditures in connection with tenant default, lease terminations, property sales , Partnership dissolution and change in auditor issues, and the losses incurred upon the Second Quarter sales of the Hardee's- St. Francis and the vacant Oak Creek properties. The fluctuation is also due to the increase in revenues in 2001 primarily due to the $181,000 lease termination fee. In addition, income in 2002 includes a Second Quarter gain on the sale of the Applebee's- Pittsburgh property and decreased rental income. Also, beginning in the Third Quarter of 2002, Management reduced its management fees by seventy-five percent (75 %) due to the property sales at the end of the Second Quarter 2002.

The loss on disposal of assets, write-off of non-collectible receivables, depreciation, and amortization are non-cash items and do not affect current operating cash flow of the Partnership or distributions to the Limited Partners.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

None.

PART II - OTHER INFORMATION

Items 1 - 4.

Not Applicable.


Item 5.  Other Information

Registrant's interim financial statements in this Form 10-Q have not been reviewed by an independent public accountant due to the wind-down of Arthur Andersen's business. See Item 4 to Registrant's Form 8-K, filed August 14, 2002, and Registrant's Form 8-K/A filed August 27, 2002, and incorporated herein by reference. Registrant will amend this form 10-Q to contain a review by an independent public accountant as soon as Registrant engages this accountant.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Listing of Exhibits:

     99.0 Correspondence to the Limited Partners dated November 15, 2002, regarding the Third Quarter 2002 distribution calculation.

     99.1  Certification of Periodic Financial Report Pursuant to 18 U.S.C.
           Section 1350.

(b)  Report on Form 8-K:

     The Registrant filed Form 8-K on August 14, 2002.

     The Registrant filed Form 8-K/A on August 27, 2002.

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

Date: November 13, 2002


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:   The Provo Group, Inc., General Partner



By:   /s/ Bruce A. Provo
      ---------------------------------
      Bruce A. Provo, President

Date: November 13, 2002



By:   /s/ Bruce A. Provo
      ---------------------------------
      Bruce A. Provo, Chief Executive Officer and Chief Financial Officer

Date: November 13, 2002