Form 10-Q
period 2003-09-30
DIVALL INCOME PROPERTIES 3 L P
filed 2003-11-14
CIK 858715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-20253

DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

(Exact name of registrant as specified in its charter)

Wisconsin	39-1660958
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 W. 11th St., Suite 1110, Kansas City, Missouri 64105

(Address of principal executive offices, including zip code)

(816) 421-7444

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Limited Partnership Interests

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

PART 1- FINANCIAL INFORMMATION

Item 1. Financial Statements

DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

CONDENSED STATEMENT OF NET ASSETS AS OF

September 30, 2003 and December 31, 2002

(Liquidation Basis)

(Unaudited)

	September 30, 2003	December 31, 2002
INVESTMENT PROPERTY: (Note 3)

Investment property	$0	$494,386

OTHER ASSETS:
Cash and cash equivalents	844,363	538,862
Cash held in indemnification trust (Note 8)	364,043	361,257
Property taxes escrow	23	23
Rents and other receivables (Net of allowance of $30,137 in 2002)	4,514	4,834
Due from General Partner	0	211
Prepaid assets	116	981

Total other assets	1,213,059	906,168

Total assets	$1,213,059	$1,400,554

LIABILITIES:

Accounts payable and accrued expenses	$38,315	$44,380
Property taxes payable	0	10,001
Reserve for estimated costs during the period of liquidation (Note 1)	180,701	225,304

Total liabilities	219,016	279,685

CONTINGENT LIABILITIES: (Note 7)

NET ASSETS IN LIQUIDATION	$994,043	$1,120,869

The accompanying notes are an integral part of these condensed statements.

DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF INCOME (LOSS) AND CHANGES IN NET ASSETS

For the Periods Ended September 30, 2003 (Liquidation Basis),

September 30, 2002 (Liquidation Basis) and June 27, 2002 (Going Concern Basis)

(Unaudited)

	Three-months ended September 30, 2003	Three-months ended September 30, 2002	Nine-months ended September 30, 2003	June 28 through September 30, 2002	January 1 through June 27, 2002
OPERATING REVENUES:

Rental income (Note 5)	$0	$0	$0	$0	$108,434

TOTAL OPERATING REVENUES	0	0	0	0	108,434

OPERATING EXPENSES:

Management fees (Note 6)	13,583	4,379	22,492	4,379	35,455
Restoration fees (Note 6)	52	94	185	94	11
Insurance	347	1,225	2,857	1,225	2,449
General and administrative	3,269	5,485	12,124	5,485	20,657
Advisory Board fees and expenses	1,313	1,312	4,952	1,312	3,832
Professional services	21,208	31,148	50,089	31,148	52,107
Maintenance expense	0	449	0	449	4,765
Defaulted/Vacant tenant	90	114	1,198	114	8,415
Other property expenses	(1,950)	0	0	0	0
Real estate taxes	3,241	0	3,241	0	12,062
Provision for non-collectible receivables	320	0	320	0	0
Depreciation	0	0	0	0	29,294
Amortization	0	0	0	0	8,365
Property write-downs	0	0	0	0	239,056

TOTAL OPERATING EXPENSES	41,473	44,206	97,458	44,206	416,468

OTHER INCOME
Interest income	2,031	6,414	5,816	6,414	4,094
Other income	30	0	30	0	4,902
Recovery of amounts previously written off (Note 2)	1,290	2,351	4,637	2,351	268

TOTAL OTHER INCOME	3,351	8,765	10,483	8,765	9,264

LOSS FROM OPERATIONS	(38,122)	(35,441)	(86,975)	(35,441)	(298,770)

NET ASSETS, BEGINNING OF PERIOD	975,650	3,260,869	1,120,869	3,025,524	3,350,389

CASH DISTRIBUTIONS	0	(2,139,850)	0	(2,139,850)	(26,095)

ADJUSTMENT TO LIQUIDATION BASIS	56,515	35,291	(39,851)	270,636	0

NET ASSETS, END OF PERIOD	$994,043	$1,120,869	$994,043	$1,120,869	$3,025,524

LOSS FROM OPERATIONS- CURRENT GENERAL PARTNER	$(381)	$(354)	$(870)	$(354)	$(2,988)

LOSS FROM OPERATIONS- LIMITED PARTNERS	(37,741)	(35,087)	(86,105)	(35,087)	(295,782)

	$(38,122)	$(35,441)	$(89,759)	$(35,441)	$(298,770)

LOSS FROM OPERATIONS PER LIMITED PARTNERSHIP INTEREST, based on 17,102.52 interests outstanding	$(2.21)	$(2.05)	$(5.03)	$(2.05)	$(17.29)

The accompanying notes are an integral part of these condensed statements.

DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS

For the Periods Ended

September 30, 2003 (Liquidation Basis), September 30, 2002 (Liquidation Basis) and June 27, 2002 (Going Concern Basis)

(Unaudited)

	Nine-months ended September 30, 2003	June 28 through September 30, 2002	January1 through June 27, 2002
CASH FLOWS (USED IN) PROVIDED FROM OPERATING ACTIVITIES:
Loss from operations	$(86,975)	$(35,441)	$(298,770)
Adjustments to reconcile net loss to net cash (used in) provided from operating activities -
Depreciation and amortization	0	0	37,659
Property write-downs	0	0	239,056
Provision for non-collectible receivables	320	0	0
Recovery of amounts previously written off	(4,637)	(2,351)	(268)
Interest applied to Indemnification Trust Account	(2,786)	(1,674)	(3,123)
Decrease in rents, other receivables and prepaid assets	865	1,750	23,659
Deposit for payment of property taxes	0	0	9,541
Decrease in deferred rent receivable	0	0	4,350
(Decrease) Increase in accounts payable and accrued expenses	(6,065)	9,875	(12,549)
(Decrease) in security deposits	0	0	(8,425)
(Decrease) in property taxes payable	(10,001)	0	(33,069)
Decrease (Increase) in due (from) to General Partner	211	(1,777)	1,777
(Decrease) in unearned rental income	0	0	(20,437)

Net cash (used in) operating activities	(109,068)	(29,618)	(60,599)

CASH FLOWS PROVIDED FROM INVESTING ACTIVITIES:
Recoveries from former General Partner affiliates	4,637	2,351	268
Net proceeds from sale of properties	409,932	2,541,329	0
Payments on note receivable	0	0	45,250

Net cash provided from investing activities	414,569	2,543,680	45,518

CASH FLOWS (USED IN) PROVIDED FROM FINANCING ACTIVITIES:
Cash distributions to Limited Partners	0	(2,140,000)	(25,000)
Cash distributions to General Partner	0	150	(1,095)

Net cash (used in) financing activities	0	(2,139,850)	(26,095)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	305,501	374,212	(41,176)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	538,862	198,972	240,148

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$844,363	$573,184	$198,972

The accompanying notes are an integral part of these condensed statements.

DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS

These unaudited financial statements include all adjustments, which are in the opinion of management, necessary to present a fair statement of the Partnership’s financial position as of September 30, 2003, and statements of net income and changes in net assets and cash flows for the periods ended September 30, 2003 and 2002, and June 27, 2002.

1. ORGANIZATION AND BASIS OF ACCOUNTING:

DiVall Income Properties 3 Limited Partnership was formed on December 12, 1989, pursuant to the Uniform Limited Partnership Act of the State of Wisconsin. The initial capital, which was contributed during 1989, consisted of $300, representing aggregate capital contributions of $200 by the former general partners and $100 by the Initial Limited Partner.

The Partnership initially offered two classes of Limited Partnership interests for sale: Distribution interests (“D-interests”) and Retention interests (“R-interests”). Each class was offered at a price (before volume discounts) of $1,000 per interest. The Partnership offered the two classes of interests simultaneously up to an aggregate of 25,000 interests.

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

Prior to June 28, 2002 the Partnership was engaged in the business of owning and operating its investment portfolio of commercial real estate properties (the “Properties”). The Properties were leased on a triple net basis to, and operated by, franchisors or franchisees of national, regional and local retail chains under long-term leases. The lessees consisted primarily of fast food, family style, and casual/theme restaurants. At December 31, 2001, the Partnership owned four (4) properties and specialty leasehold improvements for use in all four (4) of the Properties. In June 2002 the Partnership sold all but the vacant Colorado Springs property. Therefore, as of June 30, 2003 the Partnership owned one (1) vacant property and specialty leasehold improvements for use in the one (1) property. In June 2003 the Partnership entered into a contract to sell the remaining property. The closing date of the Colorado Springs property sale was July 14, 2003.

Rental revenue from investment properties was recognized on the straight-line basis over the life of the respective lease. Percentage rents were accrued only when the tenant reached the sales breakpoint stipulated in the lease.

The Partnership considered its operations to be in only one segment, the operation of a portfolio of commercial real estate leased on a triple net basis, and therefore no further segment reporting has been made.

Depreciation of the properties and improvements were provided on a straight-line basis over 31.5 years, which were the estimated useful lives of the buildings and improvements.

Deferred fees represented leasing commissions paid when properties were leased and upon the negotiated extension of a lease. Leasing commissions were capitalized and amortized over the life of the lease.

Real estate taxes on the Partnership’s investment properties were the responsibility of the tenant. However, when a tenant failed to make the required tax payments or when a property became vacant, the Partnership made the appropriate payment to avoid possible foreclosure of the property. Taxes were accrued in the period for which the liability was incurred.

Cash and cash equivalents include cash on deposit in financial institutions and highly liquid temporary investments with initial maturities of 90 days or less.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities (and disclosure of contingent assets and liabilities) at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

In October 2001, Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144) was issued. FAS 144 supercedes Statement of Financial Accounting Standards No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” (FAS 121). FAS 144 develops a single accounting model for long-lived assets to be disposed of, whether previously held and used or newly acquired. The provisions of FAS 144 became effective for fiscal years beginning after December 15, 2001. The Partnership adopted FAS 144 on January 1, 2002, and the result was that assets disposed of or deemed to be classified as held for sale required the reclassification of current and previous years’ operations to discontinued operations.

The Partnership will be dissolved on December 1, 2015, or earlier upon the prior occurrence of any of the following events: (a) The disposition of all interests in real estate and other Partnership assets; (b) the decision by Majority Vote of the Limited Partners to dissolve the Partnership or to compel the sale of all or substantially all of the Partnership’s assets; (c) the failure to elect a successor General Partner within six months after removal of the last remaining General Partner; or (d) the date of the death or the effective date of dissolution, removal, withdrawal, bankruptcy, or in competency of the last remaining General Partner, unless the Partnership is continued by vote of all Limited Partners and a replacement General Partner is previously elected by a majority of the Limited Partners. During the First Quarter of 2002, Management found a buyer for the Colorado Springs property and anticipated the property to be sold in May 2002. However, the sale was not consummated and the agreement was terminated. Management continued to market the property for sale. Also, during the First Quarter of 2002, Management accepted an offer for the remaining three (3) Partnership Properties, which included the Applebee’s- Pittsburgh, Hardee’s- St. Francis and the vacant Oak Creek properties. The General Partner sought the written consent of the Limited Partners to sell all of the Partnership’s Properties and dissolve and liquidate the Partnership. Prior to the sale of the three (3) Properties, the General Partner had received the written consent of the holders of more than fifty percent (50%) of the Partnership interests authorizing such sales and subsequent dissolution and liquidation of the Partnership. All of the Partnership’s properties, except for the vacant Colorado Springs property, were sold in June 2002. In June 2003 the Partnership entered into a contract to sell the remaining property. The closing date of the Colorado Springs property sale was July 14, 2003. The Partnership will be dissolved and liquidated prior to December 31, 2003. That step will bring to a close the SEC reporting and compliance obligations of the Partnership. The Partnership plans to make a cash distribution to the Partners of $400,000 ($23.39/Unit) in mid-November 2003.

The balance of the Partnership’s assets, after making provision for known obligations of the Partnership in connection with the winding-up of the Partnership’s business, will be distributed to a newly formed limited liability company called DIP3, LLC which has been created to assist in the Partnership’s liquidation and dissolution. DIP3, LLC will hold for the benefit of the Partners (i) approximately $280,000 of reserves established by the General Partner to address contingent liabilities, and (ii) the Partnership’s right to receive the proceeds, if any, of the Indemnification Trust when they become available to the Partnership (as described below). Any expenses of DIP3, LLC will be paid from these funds, including amounts distributed from the Indemnification Trust. The General Partner will serve as the manager of DIP3, LLC and estimates that the annual expense of DIP3, LLC will be near $10,000. This amount is composed of fees payable to unrelated third parties of $400/month for certain recordkeeping purposes, $300/month to the General Partner (or an affiliate) as an overhead charge and the cost of annual tax returns. The General Partner anticipates additional costs for professional fees.

On October 27th, 2003, the Partnership received a notice from the Internal Revenue Service demanding payment of a penalty arising from the late filing of the Partnership’s 2000 tax return. The preliminary investigation indicates that, if a late filing occurred, it was due to a mistake by the Partnership’s former accountants, Arthur Andersen. Management had relied upon professional tax advisers (a “Big 5” accounting firm) for federal tax compliance assistance and tax advice, including advice regarding deadlines. For 2000, Management was given to understand that its income tax return was required to be filed on or before October 15, 2001. In August 2001, Management learned that such advice was erroneous and that the return was due in mid-July 2001, as Arthur Anderson had failed to file the second extension. A second extension was necessary while awaiting IRS regulations on a newly promulgated requirement that the 2000 return be filed electronically. Management promptly caused a return to be completed and filed electronically. A “Reasonable Cause” statement was attached to and made part of the 2000 Partnership tax return stating the cause for the late filing, as advised by Arthur Andersen. The penalty being demanded by the IRS is approximately $190,000. Management believes the penalty is grossly unfair and disproportionate under the circumstances. Management is working with the Partnership’s current accountants and attorneys and hopes to reduce or eliminate this penalty. Once such claims (and any similar claims which may arise) are finally determined, remaining Partnership assets held by DIP3, LLC shall be distributed to the Partners on a per Unit basis.

As described below (see Note 8 – PMA Indemnification Trust) the “Indemnification Trust” was established when The Provo Group, Inc. became the Permanent Manager of the Partnership in 1993. The Indemnification Trust was established in order to defend claims of persons who assert certain types of claims against the Partnership or the General Partner. By its terms, the balance of the Indemnification Trust’s assets are to be distributed to the Partnership upon the earliest to occur of (i) the expiration of the longest statute of limitations relating to a potential claim which might be brought against the General Partner, (ii) a determination by a court of competent jurisdiction that the General Partner shall have no liability to any person with respect to a claim which is subject to indemnification under the Indemnification Trust, or (iii) the written release by the General Partner of any and all interest in the Indemnification Trust. If and when the balance of the Indemnification Trust is distributed to DIP3, LLC, those proceeds (less expenses) will be distributed to the Partners on a per Unit basis.

While claims against the Indemnification Trust are not expected, they are a possibility. If no claims are made against the Indemnification Trust, the General Partner estimates that approximately $20/Unit will be available for distribution upon termination of the Indemnification Trust.

As a result of the Limited Partners’ approvals to sell all of the Partnership’s Properties and to dissolve and liquidate the Partnership effective June 28, 2002, the Partnership’s financial statements as of June 28, 2002 and thereafter have been prepared on a liquidation basis. Accordingly, assets have been valued at estimated fair value and liabilities include estimated costs associated with carrying out the plan of liquidation.

The net adjustment for the three-month period ended June 30, 2002 required to convert from the going concern (historical cost) basis to the liquidation basis of accounting was an increase in carrying value of net assets of $235,000, which was included in the statements of income and change in net assets (liquidation basis) as of June 30, 2002. The increase in the carrying value of net assets was due to an increase in the value of investment properties to their estimated fair values of $550,000, offset by the recorded estimated liabilities associated with carrying out the liquidation of $315,000, and is included in the statement of net assets as of June 30, 2002. The net adjustment in the Third Quarter of 2002 amounted to a $35,000 decrease in the recorded estimated liabilities associated with carrying out the liquidation. The net adjustment in the Fourth Quarter of 2002 amounted to a $55,000 decrease in the recorded estimated liabilities associated with carrying out the liquidation. The net adjustment in the First Quarter of 2003 amounted to a $24,000 decrease in the recorded estimated liabilities associated with carrying out the liquidation. The net adjustment in the Second Quarter of 2003 amounted to ($121,000), which included a $39,000 increase in the recorded estimated liabilities associated with carrying out the liquidation and an $82,000 decrease in the estimated fair value of the Colorado Springs property, shown as property held for sale on the balance sheet at June 30, 2003. The net adjustment in the Third Quarter of 2003 amounted to $56,000, which represented a $59,000 decrease in the recorded estimated liabilities associated with carrying out the liquidation, offset by a decrease in the estimated fair value of the Colorado Springs property of $3,000.

No provision for Federal income taxes has been made, as any liability for such taxes would be the responsibility of the individual partners rather than the Partnership. At December 31, 2002, the tax basis of the Partnership’s assets exceeded the amounts reported in the accompanying financial statements by approximately $2,755,000.

2. REGULATORY INVESTIGATION:

A preliminary investigation during 1992 by the Office of the Commissioner of Securities for the State of Wisconsin and the Securities and Exchange Commission (the “Investigation”) revealed that during at least the three years ended December 31, 1992, the former general partners of the Partnership, Gary J. DiVall (“DiVall”) and Paul E. Magnuson (“Magnuson”) had transferred substantial cash assets of the Partnership and two affiliated publicly registered partnerships, DiVall Insured Income Fund Limited Partnership (“DiVall 1”) and DiVall Insured Income Properties 2 Limited Partnership (“DiVall 2”) (collectively the “Partnerships”) to various other entities previously sponsored by or otherwise affiliated with DiVall and Magnuson. The unauthorized transfers were in violation of the respective Partnership Agreements and resulted, in part, from material weaknesses in the internal control system of the Partnerships.

Subsequent to discovery, and in response to the regulatory inquiries, a third-party Permanent Manager, The Provo Group, Inc. (“TPG”), was appointed (effective February 8, 1993) to assume responsibility for daily operations and assets of the Partnerships as well as to develop and execute a plan of restoration for the Partnerships. Effective May 26, 1993, the Limited Partners, by written consent of a majority of interests, elected the Permanent Manager, TPG, as General Partner. TPG terminated the former general partners by accepting their tendered resignations.

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership’s share of the total misappropriation. Restoration expenses and recoveries have been allocated based on the same percentages. Through September 30, 2003, $5,818,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, during 1996, 1997, 1999, 2000, 2001, 2002 and 2003 the Partnership has recognized a total of $1,313,000 as recovery of amounts previously written off on the statements of income and changes in net assets, which represents its share of the excess recovery. There were no restoration recoveries in 1998. The current General Partner continues to pursue recoveries of the misappropriated funds, however, no further significant recoveries are anticipated.

3. INVESTMENT PROPERTIES:

There were no investment properties, including equipment, held by the Partnership at September 30, 2003.

At December 31, 2001 the Partnership owned two (2) fast-food restaurants comprised of: one (1) Hardee’s restaurant and one (1) Applebee’s restaurant; and two (2) vacant properties (previously operated as a Denny’s restaurant and a Hardee’s restaurant). During the First Quarter of 2002, Management found a buyer for the vacant Colorado Springs property and anticipated the property to be sold in May 2002. However, the sale was not consummated and the agreement was terminated. Management accepted an offer for the remaining three (3) Partnership properties. Following the receipt of the written consent of Limited Partners holding more than fifty percent (50%) of the partnership interests authorizing such sales; the three (3) properties were sold in June 2002. In June 2003 Management entered into a contract to sell the remaining property. The closing date on the sale of the Colorado Springs property was July 14, 2003.

During June 2003 Management accepted a $475,000 purchase offer for the sale of the vacant Colorado Springs property. Per the agreement, however, if the closing occurred prior to July 15, 2003 the purchased price was to be reduced by $35,000 to $440,000. The actual closing date was July 14, 2003 and therefore the actual sales price was $440,000. The net sale proceeds totaled $409,000 after sales commissions of $26,000 and other closing costs. Of such sales commissions, $17,600 was paid to an unaffiliated broker and $8,800 was paid to a General Partner affiliate. The net asset value of the Colorado Springs property at March 31, 2003 was approximately $494,000, and therefore, the net estimated market value of the property held for sale was written down by $82,000 in June 2003. The property was written-down an additional $3,000 in the Third Quarter of 2003 to it estimated fair value.

During the First Quarter of 2002, Management accepted offers for three (3) of the Partnership properties, which included: (i) the Oak Creek property, (ii) the St. Francis property and (iii) the Applebee’s property in Pittsburgh, Pennsylvania. The sales were contingent upon Limited Partner approval to sell the remaining properties and to liquidate and dissolve the Partnership. The net asset value of the Oak Creek property was written-down by $178,000 in the First Quarter of 2002 to reflect the estimated sales price of the property at March 31, 2002 of $600,000. The St. Francis property was written-down by $61,000 in the First Quarter of 2002 to reflect the estimated sales price of the property at March 31, 2002 of $755,000. The sales were consummated in June 2002 at an aggregate sale price of $2,755,000, as the General Partner received Limited Partner approval.

In connection with the sale of these three (3) properties, sales commissions of $164,650 (approximately 6%) were paid in the Second Quarter of 2002. Of such sales commissions, $82,650 was paid to an unaffiliated broker and $82,000 was paid to a General Partner affiliate.

According to the Partnership Agreement, the former general partners were to commit 82% of the original offering proceeds to the acquisition of investment properties. Upon the close of the offering, approximately 57% of the original offering proceeds were invested in the Partnership’s properties.

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

On May 26, 1993, pursuant to the results of a solicitation of written consents from the Limited Partners, the Partnership Agreement was amended to replace the former general partners and amend various sections of the agreement. The former general partners were replaced as General Partner, by The Provo Group, Inc., an Illinois Corporation. Under the terms of the amendment, net profits or losses from operations are allocated 99% to the Limited Partners and 1% to the current General Partner. The amendment also provided for distributions from Net Cash Receipts to be made 99% to the Limited Partners and 1% to its current General Partner. Pursuant to the amendments to the Partnership Agreement effective June 30, 1994, distributions of Net Cash Receipts will not be made to the General Partner unless and until each Limited Partner has received a distribution from Net Cash Receipts in an amount equal to 10% per annum, cumulative simple return on his or her Adjusted Original Capital, as defined, from the Return Calculation Date, as defined, except to the extent needed by the General Partner to pay its federal and state income taxes on the income allocated to it attributable to such year. Distributions paid to the General Partner are based on the estimated tax liability as a result of allocated income. Subsequent to the filing of the General Partner’s income tax returns, a true up of actual distributions is made. Net Proceeds as defined, was also amended to be distributed 1% to the current General Partner and 99% to the Limited Partners.

Additionally, as per the amendment of the Partnership Agreement dated May 26, 1993, the total compensation paid to all persons for the sale of the investment properties shall be limited to a competitive real estate commission, not to exceed 6% of the contract. The General Partner may receive up to one-half of the competitive real estate commission, not to exceed 3%, provided that the General Partner provides a substantial amount of services in the sales effort. It is further provided that a portion of the amount of such fees payable to the General Partner is subordinated to its success at recovering the funds misappropriated by the former general partners. (See Note 7.)

Effective June 1, 1993, the Partnership Agreement was amended to (i) change the definition of “Distribution Quarter” to be consistent with calendar quarters, and (ii) change the distribution provisions to subordinate the General Partner’s share of distributions from Net Cash Receipts and Net Proceeds, except to the extent necessary for the General Partner to pay its federal and state income taxes on Partnership income allocated to the General Partner. Because these amendments do not adversely affect the rights of the Limited Partners, pursuant to section 10.2 of the Partnership Agreement, the General Partner made these amendments without a vote of the Limited Partners.

5. LEASES:

Original lease terms for the investment properties were generally 20 years from their inception. The leases had provided for minimum rents and additional rents based upon percentages of gross sales in excess of specified sales breakpoints. The lessee was responsible for occupancy costs such as maintenance, insurance, real estate taxes, and utilities. Accordingly, these amounts were not reflected in the statements of income and changes in net assets, except in circumstances where, in management’s opinion, the Partnership will be required to pay such costs to preserve assets (i.e., payment of past-due real estate taxes). Management has determined that the leases were properly classified as operating leases; therefore, rental income was reported when earned on a straight line basis and the cost of the property, excluding the cost of the land, was depreciated over its estimated useful life.

During the first three-months of 2002 the aggregate lease payments received from the Partnership properties, Applebee’s- Pittsburgh, Pennsylvania and Hardee’s- St. Francis, Wisconsin, pursuant to their leases totaled $52,000. The two (2) properties that were generating rental income were sold at the end of the Second Quarter of 2002. As of June 30, 2003 the Partnership had only one (1) vacant property remaining and Management does not anticipate any additional leases or leasing income prior to the dissolution of the Partnership. In June 2003 Management accepted an offer for the sale of the final Partnership property. The closing date of the vacant Colorado Springs property sale was July 14, 2003.

6. TRANSACTIONS WITH CURRENT GENERAL PARTNER AND ITS AFFILIATES:

Between the three original affiliated Partnerships as provided in the Permanent Management Agreement (“PMA”), the current General Partner receives a fee for managing the Partnership equal to 4% of gross receipts, subject to a minimum of $300,000 per year, and a maximum annual reimbursement for office rent and related overhead of $25,000. The Partnership is only responsible for its allocable share of such minimum and maximum amounts as indicated above ($57,000 minimum base fee and $4,750 maximum rent reimbursement.) On May 26, 1993, the Permanent Manager, TPG, replaced the former general partners as the new General Partner, as provided for in an amendment to the Partnership Agreement dated May 26, 1993. Pursuant to amendments to the Partnership Agreement, TPG continues to provide management services for the same fee structure as provided in the PMA mentioned above. TPG is entitled to an annual increase in the minimum base management fee and maximum office overhead reimbursement in an amount not to exceed the percentage increase in the Consumer Price Index (“CPI”) for the immediately preceding calendar year. Effective March 1, 2003, the minimum management fee and the maximum annual reimbursement for office rent and overhead increased by 1.58% representing the allowable annual Consumer Price Index adjustment per the PMA. Therefore, beginning March 1, 2003 the monthly minimum management fee was raised to $6,060. However, due to the sale of three of the properties at the end of the Second Quarter of 2002, Management reduced by seventy-five percent (75%) the Partnership’s monthly management fees due to them. Therefore, beginning July 1, 2002 and until the sale of the final property and the commencement of the final wind-up phase, the monthly minimum management fee was reduced by seventy-five percent (75%). As of March 1, 2003 and through July 2003 the reduced minimum monthly management fee was $1,515. Pursuant to the sale of the final property, Colorado Springs, in July 2003, management fees resumed to the full minimum management fee of $6,060 beginning August 2003 and will continue through May 2004 (through the final Partnership wind-up and dissolution period.)

For purposes of computing the 4% overall fee, gross receipts includes amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. TPG has received fees from the Partnership totaling $88,961 to date on the amounts recovered, which includes $62 in fees received in the First Quarter of 2003, $72 received in the Second Quarter of 2003, and $52 received in the Third Quarter of

2003. The fees received from the Partnership on the amounts recovered reduce the 4% minimum fee by that same amount.

Amounts paid and or accrued to the current General Partner and its affiliates for the three and nine-month periods-ended September 30, 2003 and 2002, were as follows:

Current General Partner	Incurred for the three-month period ended September 30, 2003	Incurred for the three-month period ended September 30, 2002	Incurred for the nine-month period ended September 30, 2003	Incurred for the nine-month period ended September 30, 2002
Management fees	$13,583	$4,379	$22,492	$39,834
Restoration fees	52	94	185	105
Overhead allowance	1,467	1,443	4,385	4,305
Sales commissions	8,800	0	8,800	82,000
Cash distributions	0	(150)	0	945
Reimbursement for out-of-pocket expenses	484	1,269	1,553	2,938

	$24,386	$7,035	$37,415	$130,127

7. CONTINGENT LIABILITIES:

According to the Partnership Agreement, the current General Partner may receive a disposition fee not to exceed 3% of the contract price of the sale of investment properties. Fifty percent (50%) of all such disposition fees earned by the current General Partner are to be in escrow until the aggregate amount of recovery of the funds misappropriated from the Partnerships by the former general partners is greater than $4,500,000. Upon reaching such recovery level, full disposition fees will thereafter be payable and fifty percent (50%) of the previously escrow amounts will be paid to the current General Partner. At such time as the recovery exceeds $6,000,000 in the aggregate, the remaining escrow disposition fees shall be paid to the current General Partner. If such levels of recovery are not achieved, the current General Partner will contribute the amounts in escrow towards the recovery. In lieu of an escrow, 50% of all such disposition fees have been paid directly to the restoration account and then distributed among the three Partnerships. After surpassing the $4,500,000 recovery level during March 1996, 50% of the amounts previously in escrow were refunded to the current General Partner. The General Partner does not expect any future refund, as the possibility of achievement of the $6,000,000 recovery threshold appears remote.

On October 27th, 2003, the Partnership received a notice from the Internal Revenue Service demanding payment of a penalty arising from the late filing of the Partnership’s 2000 tax return. The preliminary investigation indicates that, if a late filing occurred, it was due to a mistake by the Partnership’s former accountants, Arthur Andersen. Management had relied upon professional tax advisers (a “Big 5” accounting firm) for federal tax compliance assistance and tax advice, including advice regarding deadlines. For 2000, Management was given to understand that its income tax return was required to be filed on or before October 15, 2001. In August 2001, Management learned that such advice was erroneous and that the return was due in mid-July 2001, as Arthur Anderson had failed to file the second extension. A second extension was necessary while awaiting IRS regulations on a newly promulgated requirement that the 2000 return be filed electronically. Management promptly caused a return to be completed and filed electronically. A “Reasonable Cause” statement was attached to and made part of the 2000 Partnership tax return stating the cause for the late filing, as advised by Arthur Andersen. The penalty being demanded by the IRS is approximately $190,000. Management believes the penalty is grossly unfair and disproportionate under the circumstances. Management is working with the Partnership’s current accountants and attorneys and hopes to reduce or eliminate this penalty. Once such claims (and any similar claims which may arise) are finally determined, remaining Partnership assets held by DIP3, LLC shall be distributed to the Partners on a per Unit basis.

8. PMA INDEMNIFICATION TRUST:

The PMA provides that the Permanent Manager will be indemnified from any claims or expenses arising out of or relating to the Permanent Manager serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by the Permanent Manager. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership’s creditors. An Indemnification Trust (“Trust”) serving such purposes has been established at United Missouri Bank, N.A. The Trust has been fully funded with Partnership assets as of September 30, 2003. Funds are invested in U.S. Treasury securities. In addition, interest totaling $114,043 has been credited to the Trust as of September 30, 2003. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust were to revert back to the general funds of the Partnership.

Pursuant to the Partnership’s plan of liquidation, a new limited liability company, DIP3, LLC, which will act as a liquidating trust, will be created to hold the Partnership’s right to receive the proceeds, if any, from the Trust. The net asset value of the Trust at September 30, 2003 was $364,043.

The rights of the Permanent Manager to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by the Permanent Manager of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against the Permanent Manager and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that the Permanent Manager shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. Upon termination of the Permanent Manager’s interest in the Trust, the remaining proceeds, if any, will be distributed to DIP3, LLC and then, in turn (less expenses), to the Limited Partners on a per Unit basis.”

9. FORMER GENERAL PARTNERS’ CAPITAL ACCOUNTS:

The capital account balance of the former general partners as of May 26, 1993, the date of their removal as general partners pursuant to the results of a solicitation of written consents from the Limited Partners, was a deficit of $265,491. At December 31, 1993, the former general partners’ deficit capital account balance in the amount of $265,491 was reallocated to the Limited Partners.

10. SUBSEQUENT EVENTS:

The Third Quarter 2003 Limited Partner Distribution of $400,000 is scheduled to be made on November 15, 2003.

On October 27th, 2003, the Partnership received a notice from the Internal Revenue Service demanding payment of a penalty arising from the late filing of the Partnership’s 2000 tax return. The preliminary investigation indicates that, if a late filing occurred, it was due to a mistake by the Partnership’s former accountants, Arthur Andersen. Management had relied upon professional tax advisers (a “Big 5” accounting firm) for federal tax compliance assistance and tax advice, including advice regarding deadlines. For 2000, Management was given to understand that its income tax return was required to be filed on or before October 15, 2001. In August 2001, Management learned that such advice was erroneous and that the return was due in mid-July 2001, as Arthur Anderson had failed to file the second extension. A second extension was necessary while awaiting IRS regulations on a newly promulgated requirement that the 2000 return be filed electronically. Management promptly caused a return to be completed and filed electronically. A “Reasonable Cause” statement was attached to and made part of the 2000 Partnership tax return stating the cause for the late filing, as advised by Arthur Andersen. The penalty being demanded by the IRS is approximately $190,000. Management believes the penalty is grossly unfair and disproportionate under the circumstances. Management is working with the Partnership’s current accountants and attorneys and hopes to reduce or eliminate this penalty. Once such claims (and any similar claims which may arise) are finally determined, remaining Partnership assets held by DIP3, LLC shall be distributed to the Partners on a per Unit basis.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources:

Investment Properties and Net Investment in Direct Financing Leases

There were no investment properties, including equipment, held by the Partnership at September 30, 2003.

At December 31, 2001 the Partnership owned two (2) fast-food restaurants comprised of: one (1) Hardee’s restaurant and one (1) Applebee’s restaurant; and two (2) vacant properties (previously operated as a Denny’s restaurant and a Hardee’s restaurant). During the First Quarter of 2002, Management found a buyer for the vacant Colorado Springs property and anticipated the property to be sold in May 2002. However, the sale was not consummated and the agreement was terminated. Management accepted an offer for the remaining three (3) Partnership properties. Following the receipt of the written consent of Limited Partners holding more than fifty percent (50%) of the partnership interests authorizing such sales, the three (3) properties were sold in June 2002. During June 2003 Management entered into a contract to sell the vacant Colorado Springs property. The closing date of the property was July 14, 2003.

During June 2003 Management accepted a $475,000 purchase offer for the sale of the vacant Colorado Springs property. Per the agreement, however, if the closing occurred prior to July 15, 2003 the purchased price was to be reduced by $35,000 to $440,000. The actual closing date was July 14, 2003 and therefore the actual sales price was $440,000. The net sale proceeds totaled $409,000 after sales commissions of $26,000 and other closing costs. Of such sales commissions, $17,600 was paid to an unaffiliated broker and $8,800 was paid to a General Partner affiliate. The net asset value of the Colorado Springs property at March 31, 2003 was approximately $494,000, and therefore, the net estimated market value of the property held for sale was written down by $82,000 in June 2003. The property was written-down an additional $3,000 in the Third Quarter of 2003 to it estimated fair value.

During the First Quarter of 2002, Management accepted purchase offers for three (3) of the Partnership Properties, which included: (i) the Oak Creek property, (ii) the St. Francis property and (iii) the Applebee’s property in Pittsburgh, Pennsylvania. The sales were contingent upon Limited Partner approval to sell the remaining properties and to liquidate and dissolve the Partnership. The net asset value of the Oak Creek property was written-down by $178,000 in the First Quarter of 2002 to reflect the estimated sales price of the property at March 31, 2002 of $600,000. The St. Francis property was written-down by $61,000 in the First Quarter of 2002 to reflect the estimated sales price of the property at March 31, 2002 of $755,000. The sales were consummated in June 2002 at an aggregate sales price of $2,755,000, as the General Partner received Limited Partner approval.

In connection with the sales of these three (3) properties, sales commissions of $164,650 (approximately 6%) were paid in the Second Quarter of 2002. Of such sales commissions, $82,650 was paid to an unaffiliated broker and $82,000 was paid to a General Partner affiliate.

Other Assets

Cash and cash equivalents held by the Partnership, was $844,000 at September 30, 2003, compared to $539,000 at December 31, 2002. Cash of $38,000 is intended to be used for the payment of accounts payable and accrued expenses. A Third Quarter 2003 Partnership distribution of $400,000 is scheduled to be made on November 15, 2003. Cash of $181,000 is estimated to be necessary for the reserve for estimated costs during the period of liquidation, which primarily is anticipated to consist of future professional expenses, such as legal, audit, tax, data processing, and management fees. It is anticipated that the remaining cash reserves at dissolution will be held in the newly formed limited liability company, DIP3, LLC to address contingent liabilities. For additional information regarding this new company refer to Note 1 to the condensed financial statements included in Item 1 of this report.

The Partnership established an Indemnification Trust (the “Trust”) during the Fourth Quarter of 1993 and deposited $130,000 in the Trust during 1994, $100,000 during 1995 and $20,000 during 1996. The provision to establish the Trust was included in the Permanent Manager Agreement (“PMA”) for the indemnification of TPG, in the absence of fraud or gross negligence, from any claims or liabilities that may arise from TPG acting as Permanent Manager. The Trust is owned by the Partnership. For additional information regarding the Trust, refer to Note 8 to the condensed financial statements included in Item 1 of this report.

Liabilities

Accounts payable and accrued expenses at September 30, 2003 and December 31, 2002 amounted to $38,000 and $44,000, respectively, primarily represented accruals of auditing, tax, legal and data processing fees.

Property taxes payable at December 31, 2002, amounted to $10,000 and related to the real estate tax accrual in relation to the vacant Colorado Springs property. Property tax installments for 2002 were paid in January and June 2003. The 2003 property taxes related to the Colorado Springs property were paid upon the sale of the property in July 2003.

Partners’ Capital

The net loss for the year was allocated between the General Partner and the Limited Partners, 1% and 99%, respectively, as provided for in the Partnership Agreement as discussed more fully in Note 4 of the condensed financial statements included in Item 1 of this report. The former General Partners’ capital account balance was reallocated to the Limited Partners at December 31, 1993. Refer to Note 9 to the condensed financial statements included in Item 1 of this report for additional information regarding the reallocation.

Due to cash deficits during the Fourth Quarter of 2002, and the First and Second Quarters of 2003, there were no distributions to the Limited Partners on February 15, May 15 or August 15, 2003. The Third Quarter 2003 Partnership distribution of $400,000 is scheduled to be made on November 15, 2003.

Results of Operations:

The Partnership reported a net loss for the three-month period ended September 30, 2003, in the amount of $38,000 compared to a net loss of $35,000 for the three-month period ended September 30, 2002. The Partnership reported a net loss for the nine-month period ended September 30, 2003, in the amount of $87,000 compared to net loss for the nine-month period ended September 30, 2002 of $334,000. The variance in net loss in 2003 compared to net loss in 2002 resulted from: (i) the loss of rental income due to the sale of the Applebee’s- Pittsburgh and Hardee’s- St. Francis properties in the Second Quarter of 2002; and (ii) increased expenditures in 2002 due to tenant defaults, lease terminations, and Second Quarter 2002 property sales; (iii) the property write-downs of the vacant Oak Creek and the Hardee’s- St. Francis properties in the First Quarter of 2002; and (iv) Management lowering its monthly minimum management fees by 75% beginning in the Third Quarter of 2002 and through July 2003. (The Management fees were increased to 100% beginning August 2003 upon the sale of the final Partnership property, Colorado Springs, in July 2003.)

Revenues

There were no operating revenues for the three and nine-month periods ended September 30, 2003, and the three- month period ended September 30, 2002. Total operating revenues were $108,000 for the nine-month period ended September 30, 2002. Total operating revenues in 2002 included rental income from the Applebee- Pittsburgh and Hardee’s- St. Francis properties. These two revenue- generating properties were sold as of June 30, 2002.

As of September 30, 2003 the Partnership does not own any property and Management does not anticipate any additional leases or leasing income prior to the dissolution of the Partnership.

In the three and nine-month periods ended September 30, 2003 the Partnership did generate other income of approximately $3,000 and $10,000, respectively. These revenues came from interest earnings and small recoveries from former General Partners. Management anticipates that such revenue types may continue to be generated until Partnership dissolution.

Expenses

Total operating expenditures for the three-month periods ended September 30, 2003 and 2002 were $41,000 and $44,000, respectively, and $97,000 and $461,000, respectively for the nine-month periods ended September 30, 2003 and 2002. For the nine-month period ended September 30, 2002 total operating expenses amounted to 425% of total operating revenues. Operating cash expenses (which do not include non-cash items such as depreciation, amortization, property write-downs, gain/loss on disposition of assets, and the write-off of non-collectible receivables), for the nine-month period ended September 30, 2002 amounted to approximately 170% of total operating revenues. The decrease in total operating expenditures in 2003 is due primarily to the non-recurring property write-downs in the First Quarter of 2002, and the 2002 increase in legal fees and property expenditures in connection with maintenance, tenant default, lease terminations, property sales and Partnership dissolution. Also, beginning in the Third Quarter of 2002, Management reduced its management fees by seventy-five percent (75%) due to the property sales at the end of the Second Quarter of 2002. The Management fees were increased to 100% beginning August 2003 upon the sale of the final Partnership property, Colorado Springs, in July 2003.

Depreciation and amortization are non-cash expenses and do not affect current operating cash flow of the Partnership or distributions to the Limited Partners.

Recent Accounting Pronouncement:

In October 2001, Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144) was issued. FAS 144 supercedes Statement of Financial Accounting Standards No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” (FAS 121). FAS 144 develops a single accounting model for long-lived assets to be disposed of, whether previously held and used or newly acquired. The provisions of FAS 144 became for fiscal years beginning after December 15, 2001.

The Company adopted FAS 144 on January 1, 2002, and the results were that assets disposed of or deemed to be classified as held for sale require the reclassifications of current and previous years’ operations to discontinued operations.

Critical Accounting Policies:

The Partnership believes that its most significant accounting policies deal with:

The Partnership reviews its estimates of costs to carry out the liquidation on a quarterly basis and adjusts its estimates accordingly. These estimates are influenced by the anticipated time to dispose of the remaining asset and the ultimate sale price to be realized upon such disposition.

The Partnership periodically reviews its long-lived assets, primarily real estate, for impairment whenever events or changes in circumstances indicate that the current liquidation value may not be realizable. The Partnership’s review involves comparing the current carrying value to the estimated selling price of the asset. Based on this analysis, the carrying value will be adjusted accordingly.

Item 3.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Although the Partnership’s previous independent auditors, Arthur Andersen LLP (“Arthur Andersen”), never informed the Partnership that it was unable to continue as its independent auditors, as a result of the press reports of the wind-down of Arthur Andersen’s business, the Partnership treated Arthur Andersen as having constructively resigned. Effective August 26, 2002 the Partnership dismissed Arthur Andersen as its independent auditors. The dismissal was disclosed in the Partnership’s Form 8-K dated August 14, 2002.

Prior to the wind-down of Arthur Andersen’s business, its report on the Partnership’s financial statements for either of the past two-years did not contain an adverse opinion or a disclaimer opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. In addition, during the Partnership’s two most recent fiscal years and the interim period following the wind-down of Arthur Andersen’s business, there were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Arthur Andersen, would have caused it to make reference to the subject matter of the disagreement in connection with the report.

The Partnership engaged Deloitte and Touche LLP (“D&T”) as its new independent auditors on December 19, 2002. The engagement was disclosed in the Partnership’s Form 8-K filed January 6, 2003.

Since D&T’s engagement, D&T has had complete access to the Partnership’s books and records as well as complete access to the Partnership’s management and the General Partner. D&T’s auditors have visited the Partnership’s offices at least three times and the Partnership has paid or accrued in excess of $70,000 for D&T fees.

To Management’s knowledge, Management has had no disputes with D&T regarding either (i) the application of accounting principles to a specific transaction, either completed or proposed, (ii) the type of audit opinion that might be rendered on the Partnership’s financial statements, or (iii) any matter that was either the subject of disagreement or a reportable event, with the Partnership’s former auditors Arthur Andersen.

However, D&T has determined that the presentation of the Partnership’s financial statements (not the information disclosed) for the second quarter of 2002 and subsequent quarters should be changed from the presentation previously used by the Partnership. Per D&T the change is required due to the Partnership electing in the Second Quarter of 2002 to sell its assets and dissolve. Such a determination either causes assets to be presented as “held for sale” and thus the reclassification of “discontinued operations” is required; or

causes assets to be presented on a liquidation basis of accounting. Neither the Partnership nor the General Partner objected to any of the presentations that D&T was considering.

Although D&T has been certain that a change in the presentation of the Partnership’s financial statements is required, as of November 7, 2003, they had been unable to reach a conclusion on what that presentation should be and hence discuss their conclusion with Management. Management had requested, demanded, pleaded and cajoled D&T to come to a conclusion. To no avail, D&T has refused to sign-off on any of the Partnership’s quarterly reports for 2002 or 2003 (Form 10-Q) or to certify our annual report for 2002 (Form 10-K) due to their vacillation on the appropriate presentation. Recently, Management has learned that D&T has reached the conclusion that a liquidation presentation is appropriate beginning with the Second Quarter of 2002. However, D&T has still not timely signed-off and/or certified the previously mentioned reports before the Third Quarter 2003 10-Q filing deadline.

At this time, Management is filing this 10-Q based on the liquidation presentation without sign-off by D&T because there have been new developments which investors may view as material (See Note 1, Organization and Basis of Accounting and Note 7, Contingent Liabilities). Management believes that filing this 10-Q, even without final approval of D&T, is in the best interest of the Limited Partners. Management acknowledges that it will submit a Third Quarter 2003 10-Q/A with possible revisions when D&T finally signs-off on our financial statements.

Item 4.	Quantitative and Qualitative Disclosure About Market Risk

The Partnership is not subject to market risk.

PART II - OTHER INFORMATION

Items 1-3.

Not Applicable.

Item 4.	Other Information

At this time Registrant is filing these interim financial statements in this Form 10-Q without sign-off from independent public accountant, Deloitte and Touche LLP (“D&T”), because there have been new developments which investors may view as material (See Note 1 - Organizational and Basis of Accounting, and Note 7 - Contingent Liabilities, in the Notes to the Condensed Financial Statements). Registrant believes that filing this Form 10-Q, even without final approval of D&T, is in the best interest of the Limited Partners. Registrant will amend this Form 10-Q as soon as Registrant receives final sign-off by D&T (See Item 3 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure in the Notes to the Condensed Financial Statements).

Item 5.	Controls and Procedures

Within the 90-day period prior to the filing of this report, the Partnership carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”)/Financial Officer (“CFO”), of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures. Based on that evaluation, the CEO/CFO has concluded that the Partnership’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Partnership in the reports it files under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the securities and Exchange Commission rules and forms. There have been no significant changes in the Partnership’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation referred to above.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Listing of Exhibits

31.1	302 Certifications

32.1	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

99.0	Correspondence to the Limited Partners dated November 15, 2003, regarding the Third Quarter 2003 distribution.

(b)	Report on Form 8-K:

The Registrant filed Form 8-K on January 6, 2003.

The Registrant filed Form 8-K/A on January 17, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

By:	The Provo Group, Inc., General Partner

By:	/s/ BRUCE A. PROVO

Bruce A. Provo, President, Chief Executive Office and Chief Financial Officer

Date: November 14, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	The Provo Group, Inc., General Partner

By:	/s/ BRUCE A. PROVO

Bruce A. Provo, President, Chief Executive Office and Chief Financial Officer

Date: November 14, 2003