Form 10-Q/A
period 2002-03-31
DIVALL INCOME PROPERTIES 3 L P
filed 2004-03-29
CIK 858715

FORM 10-Q/A

Amendment No. 1

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

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

1100 Main Street, Suite 1830, Kansas City, Missouri 64105

(Address of principal executive offices, including zip code)

(816) 421-7444

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Limited Partnership Interests

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

EXPLANATORY NOTE

Note: This amendment is being filed to restate the accounting for the operations of assets held for sale as discontinued operations as required by Statement of Financial Accounting Standards No. 144, “ Accounting for the Impairment or Disposal of Long-Lived Assets.” During the three months ended March 31, 2002, the Partnership recognized a loss from discontinued operations of $2,000, which increased income from continuing operations by this same amount. During the three months ended March 31, 2001, the Partnership recognized income from discontinued operations of $17,000, which reduced income from continuing operations by this same amount.

Additionally, income from continuing operations was reduced by $239,000 relating to asset write-downs of two of the Partnership’s properties.

Except as otherwise discussed above, no other information on this Form 10-Q/A has been updated to reflect any developments subsequent to May 8, 2002.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

March 31, 2002 and December 31, 2001

ASSETS

(Unaudited)

	March 31, 2002	December 31, 2001
	(As Restated, see Note 10)
INVESTMENT PROPERTIES: (Note 3)

Land	$1,239,326	$1,553,680
Buildings and improvements	1,531,864	2,036,749
Accumulated depreciation	(767,850)	(836,890)

Net investment properties	2,003,340	2,753,539

OTHER ASSETS:

Property held for sale (Note 3)	496,496	0
Cash and cash equivalents	233,248	240,148
Cash held in Indemnification Trust (Note 8)	356,536	355,012
Property taxes escrow	22	9,563
Rents and other receivables (Net of allowance of $30,137)	30,566	26,044
Deferred rent receivable	4,215	4,350
Due from General Partner	0	682
Deferred fees	8,101	8,365
Prepaid assets	2,857	4,082
Note receivable (Note 3)	0	45,250

Total other assets	1,132,041	693,496

Total assets	$3,135,381	$3,447,035

The accompanying notes are an integral part of these condensed financial statements.

DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

March 31, 2002 and December 31, 2001

(Unaudited)

	March 31, 2002	December 31, 2001
	(As Restated, see Note 10)
LIABILITIES:
Accounts payable and accrued expenses	$36,400	$33,050
Property taxes payable	5,832	34,734
Security deposits	8,425	8,425
Unearned rental income	20,437	20,437

Total liabilities	71,094	96,646

CONTINGENT LIABILITIES: (Note 7)

PARTNERS’ CAPITAL: (Notes 1, 4 and 9)

Current General Partner:
Cumulative net income	17,542	20,153
Cumulative cash distributions	(10,122)	(10,122)

	7,420	10,031

Limited Partners (17,102.52 interests outstanding)
Capital contributions, net of offering costs	14,408,872	14,408,872
Cumulative net (loss) income	(18,530)	239,961
Cumulative cash distributions	(11,067,984)	(11,042,984)
Reallocation of former general partners’ deficit capital	(265,491)	(265,491)

	3,056,867	3,340,358

Total partners’ capital	3,064,287	3,350,389

Total liabilities and partners’ capital	$3,135,381	$3,447,035

The accompanying notes are an integral part of these condensed financial statements.

DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,
	2002	2001
	(As Restated, see Note 10)	(As Restated, see Note 10)
CONTINUING OPERATIONS:

REVENUES:
Rental income	$52,196	$84,756
Interest income	1,961	8,344
Recovery of amounts previously written-off	0	3,219
Other income	4,865	0

TOTAL REVENUES	59,022	96,319

EXPENSES:
Partnership management fees (Notes 3 and 6)	17,571	16,898
Restoration fees (Note 6)	0	129
Insurance	1,225	804
General and administrative	8,400	6,117
Property write-downs	239,056	0
Advisory Board fees and expenses	2,519	2,024
Professional services	24,362	14,432
Maintenance	4,176	0
Defaulted/Vacant tenant	7,904	0
Depreciation	12,537	14,214
Amortization	264	447

TOTAL EXPENSES	318,014	55,065

(LOSS) INCOME FROM CONTINUING OPERATIONS	(258,992)	41,254

(LOSS) INCOME FROM DISCONTINUED OPERATIONS	(2,110)	17,072

NET (LOSS) INCOME	$(261,102)	$58,326

NET (LOSS) INCOME - GENERAL PARTNER	$(2,611)	$583

NET (LOSS) INCOME - LIMITED PARTNERS	(258,491)	57,743

	$(261,102)	$58,326

PER LIMITED PARTNERSHIP INTEREST, based on 17,102.52 interests outstanding:

(LOSS) INCOME FROM CONTINUING OPERATIONS	$(15.00)	$2.39

(LOSS) INCOME FROM DISCONTINUED OPERATIONS	(.11)	.99

NET (LOSS) INCOME PER LIMITED PARTNERSHIP INTEREST	$(15.11)	$3.38

The accompanying notes are an integral part of these condensed financial statements.

DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2002	2001
	(As Restated, see Note 10)
CASH FLOWS (USED IN) PROVIDED FROM OPERATING ACTIVITIES:
Net (loss) income	$(261,102)	$58,326
Adjustments to reconcile net (loss) income to net cash (used in) provided from operating activities -
Depreciation and amortization	14,911	16,771
Recovery of amounts previously written off	0	(3,219)
Property write-downs	239,056	0
Interest applied to Indemnification Trust Account	(1,524)	(5,749)
(Increase) in rents, other receivables & prepaid assets	(3,297)	(302)
Decrease in property taxes escrow	9,541	0
Decrease in deferred rent receivable	135	420
Increase/(Decrease) in accounts payable and accrued expenses	3,350	(188)
(Decrease) in property taxes payable	(28,902)	0
Increase/(Decrease) in due to (from) General Partner	682	(107)
Increase in unearned rental income	0	15,000

Net cash (used in) provided from operating activities	(27,150)	80,952

CASH FLOWS FROM INVESTING ACTIVITIES:
Recoveries from former affiliates	0	3,219
Payments on note receivable	45,250	0

Net cash provided from investing activities	45,250	3,219

CASH FLOWS (USED IN) FINANCING ACTIVITIES:
Cash distributions to General Partner	0	(233)
Cash distributions to Limited Partners	(25,000)	(65,000)

Net cash (used in) financing activities	(25,000)	(65,233)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,900)	18,938

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	240,148	251,528

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$233,248	$270,466

The accompanying notes are an integral part of these condensed financial statements.

DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS

These unaudited interim financial statements should be read in conjunction with DiVall Income Properties 3, Limited Partnership’s (the “Partnership”) 2001 annual audited financial statements within Form 10-K.

These unaudited financial statements include all adjustments, which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 2002, and the results of operations for the three-month periods ended March 31, 2002 and 2001, and cash flows for the three-month periods ended March 31, 2002 and 2001. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

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

The Partnership is currently engaged in the business of owning and operating its investment portfolio (the “Properties”) of commercial real estate. The Properties are leased on a triple net basis to, and operated by, franchisers or franchisees of national, regional and local retail chains under long-term leases. The lessees consist of fast-food, family style, and casual/theme restaurants. At March 31, 2002, the Partnership owned four (4) properties and specialty leasehold improvements for use in all four (4) of the Properties.

Rental revenue from investment properties is recognized on the straight-line basis over the life of the respective lease. Percentage rents are recorded when the tenant has reached the sales breakpoint stipulated in its lease.

The Partnership considers its operations to be in only one segment and therefore no segment disclosure is made.

Depreciation of the properties and improvements is provided on a straight-line basis over 31.5 years, which is the estimated useful lives of the buildings and improvements.

Deferred fees consist of leasing commissions paid when properties are leased and upon the negotiated extension of a lease. Leasing commissions are capitalized and amortized over the life of the lease.

Real estate taxes on the Partnership’s investment properties are the responsibility of the tenant. However, when a tenant fails to make the required tax payments or when a property becomes vacant, the Partnership makes the appropriate payment to avoid possible foreclosure of the property. Taxes are accrued in the period for which the liability is incurred.

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

The Partnership previously followed Statement of Financial Accounting Standards No. 121 (“FAS 121”), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, which requires that all long-lived assets be reviewed for impairment in value whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In October 2001, Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”) was issued. FAS 144 supercedes FAS 121. FAS 144 primarily addresses issues relating to the implementation of FAS 121 and develops a single accounting model for long-lived assets to be disposed of, whether previously held and used or newly acquired. The provisions of FAS 144 became effective for fiscal years beginning after December 15, 2001. The Company adopted FAS 144 on January 1, 2002. See Note 3 for a discussion of the effect of adopting FAS 144.

The Partnership will be dissolved on December 1, 2015, or earlier upon the prior occurrence of any of the following events: (a) the disposition of all interests in real estate and other Partnership assets; (b) the decision by Majority Vote of the Limited Partners to dissolve the Partnership or to compel the sale of all or substantially all of the Partnership’s assets; (c) the failure to elect a successor General Partner within six months after removal of the last remaining General Partner; or (d) the date of the death or the effective date of dissolution, removal, withdrawal, bankruptcy, or incompetence of the last remaining General Partner, unless the Partnership is continued by vote of all Limited Partners and a replacement General Partner is previously elected by a majority of the Limited Partners. The General Partner received the consent of the Limited Partners to liquidate the Partnership’s assets and dissolve the Partnership, during the Second Quarter of 1998. During 1999, Management entered into an agreement to sell the Properties. The sale was not consummated and the agreement was terminated. During the First Quarter of 2002, Management accepted an offer for the aggregate sale of the remaining three (3) Partnership properties. However, it is expressly conditioned upon the Limited Partners authorizing the General Partner to enter into the contract and to sell all of the Partnership’s properties and subsequently liquidate and dissolve the Partnership. If the Limited Partners do not authorize such sale of the remaining three (3) properties, Management will continue normal operations for the foreseeable future

No provision for Federal income taxes has been made, as any liability for such taxes would be that of the individual partners rather than the Partnership. At December 31, 2001, the tax basis of the Partnership’s assets exceeded the amounts reported in the accompanying financial statements by approximately $3,286,000.

2. REGULATORY INVESTIGATION:

A preliminary investigation during 1992 by the Office of the Commissioner of Securities for the State of Wisconsin and the Securities and Exchange Commission (the “Investigation”) revealed that during at least the three years ended December 31, 1992, the former general partners of the Partnership, Gary J. DiVall (“DiVall”) and Paul E. Magnuson (“Magnuson”) had transferred substantial cash assets of the Partnership and two affiliated publicly registered partnerships, DiVall Insured Income Fund Limited Partnership (“DiVall 1”) (dissolved effective December 31, 1998) and DiVall Insured Income Properties 2 Limited Partnership (“DiVall 2”) (collectively the “Partnerships”) to various other entities previously sponsored by or otherwise affiliated with DiVall and Magnuson. The unauthorized transfers were in violation of the respective Partnership Agreements and resulted, in part, from material weaknesses in the internal control system of the Partnerships.

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

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership’s pro rata share of the total misappropriation. Through March 31, 2002, $5,803,000 of recoveries has been received which exceeded the original estimate of $3 million. As a result, since 1996, the Partnership has recognized $1,303,000 as income as recovery of amounts previously written off in the statements of income (loss), which represents its share of the excess recovery. The current General Partner continues to pursue recoveries of the misappropriated funds, however no further significant recoveries are anticipated.

3. INVESTMENT PROPERTIES:

The total cost of the investment properties includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners.

At December 31, 2000 the Partnership owned five (5) fast-food restaurants comprised of: two (2) Hardee’s restaurants, one (1) Applebee’s restaurant, and two (2) Denny’s restaurants. However, due to the write-off of the former Denny’s- Englewood property (see fourth paragraph below) during the Fourth Quarter of 2001 only four (4) properties remained at December 31, 2001. The former Hardee’s- Oak Creek lease was terminated in the Second Quarter of 2001 and the former Denny’s- Colorado Springs lease was rejected in the tenant’s bankruptcy proceeding during the Fourth Quarter of 2001. Both properties remained vacant as of March 31, 2002. Therefore, the four (4) remaining properties at March 31, 2002 were comprised of: one (1) Hardee’s restaurant in St. Francis, Wisconsin, one (1) Applebee’s restaurant in Pittsburgh, Pennsylvania, one (1) vacant property in Oak Creek, Wisconsin, and one (1) vacant property in Colorado Springs, Colorado. The four (4) properties are located in three (3) states. During the First Quarter of 2002, Management accepted an offer for the aggregate sale of the remaining three (3) Partnership properties. However, it is expressly conditioned upon the Limited Partners authorizing the General Partner to enter into the contract and to sell all of the Partnership’s properties and subsequently liquidate and dissolve the Partnership. If the Limited Partners do not authorize such sale of the remaining three (3) properties, Management will continue normal operations for the foreseeable future and believes that the two remaining leases are sufficient to adequately meet its future expenses. In addition, Management is prepared to defer payment of the Partnership’s monthly Management fees due to TPG if the need should arise, until the fees can be satisfied from liquidation activities.

On January 1, 2002, the Partnership adopted FAS 144. This statement requires current and historical results from operations for disposed properties and assets classified as held for sale that occur subsequent to January 1, 2002 to be reclassified separately as discontinued operations. During the three months ended March 31, 2002, the Partnership recognized a loss from discontinued operations of $2,000. During the three months ended March 31, 2001, the Partnership recognized income from discontinued operations of $17,000. Results of discontinued operations for the three months ended March 31, 2002 and 2001, relate to the classification of the vacant Colorado Springs property as held for sale.

The components of discontinued operations for the three-months ended March 31, 2002 and 2001 are outlined below and include the results of operations for the vacant Colorado Springs property, which includes $314,000 related to land and $182,000 related to building and improvements, as it was classified as property held for sale as of March 31, 2002.

	Three months ended March 31, 2002	Three months ended March 31, 2001
Revenues
Rental Income	$0	$19,182

Expenses
Depreciation	2,110	2,110

(Loss) Income from Discontinued Operations	$(2,110)	$17,072

During the First Quarter of 2002, Management entered a contract to sell the vacant Oak Creek and the Hardee’s- St. Francis properties in Wisconsin. The net asset value of the Oak Creek property was written-down by $178,000 to reflect the fair market value of the property at March 31, 2002 of $600,000. The St. Francis property was written-down by $61,000 to reflect the fair market value of the property at March 31, 2002 of $755,000.

In July of 1991, L & H Restaurants, Inc. a predecessor in interest to the Phoenix Restaurant Group, Inc. (“Phoenix”) entered into a ground lease (the “Ground Lease”) with respect to certain land and improvements in Englewood, Colorado (the “Englewood Property”.) Simultaneously, Phoenix assigned its rights in the Ground Lease to the Partnership, which assumed all of Phoenix’s rights and interest, but not the obligations under the Ground Lease. In turn, the Partnership as landlord and Phoenix as tenant entered into a Net Lease for the Englewood Property (the “Englewood Lease”), pursuant to which Phoenix would pay the amounts due to the landlord under the Ground Lease as well as additional rent to the Partnership.

On October 31, 2001 Phoenix filed a voluntary petition for bankruptcy relief. On November 6, 2001 the bankruptcy court granted Phoenix’s motion to reject both the Ground Lease and the Englewood Lease. Because the Partnership did not assume any of Phoenix’s obligations under the Ground Lease, the Partnership took the position that it is not liable for any amounts of unpaid rent or expenses due to the Ground Lessor. Possession of the property was returned to the Ground landlord under the Lease, which resulted in a write-off of the Englewood Property and a $141,000 loss in the Fourth Quarter of 2001. Management is uncertain whether any of the $9,600 due from Phoenix as past due rent, all of which has been reserved, will be collected.

Due to bankruptcy proceedings by Phoenix, the related lease on the Colorado Springs property was rejected in the Fourth Quarter of 2001 and rent ceased as of December 2001. The entire amount due of approximately $20,600 from the former tenant was reserved in the Fourth Quarter of 2001. The amount is included in the Partnership’s claim filed in Bankruptcy Court of approximately $77,000, or one year of rent, although it is uncertain whether the amount will be collectible.

During March 2001, Hardee’s Food Systems, Inc. notified Management of its intent to close its restaurant in Oak Creek, Wisconsin. The lease on the property was not set to expire until 2010. In the Second Quarter of 2001, a lease termination agreement was executed and the tenant ceased the payment of rent as of April 30, 2001. Hardee’s Food Systems agreed to pay a lease termination fee of approximately two (2) years rent or $181,000. The payments were received in four (4) equal installments of $45,250. The first payment was received in May 2001 upon the execution of the agreement, and the subsequent installments were reflected as Note receivable on the balance sheet. Note receivable installments were received in August and October 2001. The final installment, which was reflected in the Note receivable on the balance sheet at December 31, 2001, was received in January 2002. Management has recently accepted an aggregate purchase offer for three of the Partnership properties, which includes the Oak Creek property. The sale is contingent upon Limited Partner approval to sell the remaining properties and to subsequently liquidate and dissolve the Partnership. In the First Quarter of 2002 the net asset value of the property was written-down by $178,000 to reflect the fair market value of the property at March 31, 2002 of $600,000.

According to the Partnership Agreement, the former general partners were to commit 82% of the original offering proceeds to the acquisition of investment properties. Upon full investment of the net proceeds of the offering, approximately 57% of the original offering proceeds was invested in the Partnership’s properties.

The current General Partner receives a fee for managing the Partnership equal to 4% of gross receipts, with a maximum annual reimbursement for office rent and related overhead of $25,000 between the three original affiliated Partnerships as provided in the Permanent Manager Agreement (“PMA”). On May 26, 1993, the Permanent Manager, TPG, replaced the former general partners as the new General Partner, as provided for in an amendment to the Partnership Agreement dated May 26, 1993. Pursuant to amendments to the Partnership Agreement, TPG continues to provide management services for the same fee structure as provided in the PMA mentioned above. Effective March 1, 2002, the minimum management fee and the maximum annual reimbursement for office rent and overhead increased by 2.8% representing the allowable annual Consumer Price Index adjustment per the PMA. Therefore, beginning March 1, 2001 the monthly minimum management fee is $5,965.

For purposes of computing the 4% overall fee, gross receipts includes amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. TPG has received fees from the Partnership totaling $88,690 to date on the amounts recovered. The fees received from the Partnership on the amounts recovered reduce the 4% minimum fee by that same amount. TPG has not received recovery fees in 2002 from the Partnership as of March 31, 2002, as there were not any recoveries in the First Quarter of 2002.

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

On May 26, 1993, pursuant to the results of a solicitation of written consents from the Limited Partners, the Partnership Agreement was amended to replace the former general partners and amend various sections of the agreement. The former general partners were replaced as General Partner, by The Provo Group, Inc., an Illinois corporation. Under the terms of the amendment, net profits or losses from operations are allocated 99% to the Limited Partners and 1% to the current General Partner. The amendment also provided for distributions from Net Cash Receipts to be made 99% to the Limited Partners and 1% to its current General Partner. Pursuant to the amendments to the Partnership Agreement effective June 30, 1994, distributions of Net Cash Receipts will not be made to the General Partner unless and until each Limited Partner has received a distribution from Net Cash Receipts in an amount equal to 10% per annum, cumulative simple return on his or her Adjusted Original Capital, as defined, from the Return Calculation Date, as defined, except to the extent needed by the General Partner to pay its federal and state income taxes on the income allocated to it attributable to such year. Distributions paid to the General Partner are based on the estimated tax liability as a result of allocated income. Subsequent to the filing of the General Partner’s income tax returns, a true-up of actual distributions is made. Net proceeds, as defined was also amended to be distributed 1% to the current General Partner and 99% to the Limited Partners.

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

5. LEASES:

Lease terms for the investment properties are 20 years from their inception. The leases provide for minimum rents and additional rents based upon percentages of gross sales in excess of specified breakpoints. The lessee is responsible for occupancy costs such as maintenance, insurance, real estate taxes, and utilities. Accordingly, these amounts are not reflected in the statements of income (loss), except in circumstances where, in management’s opinion, the Partnership will be required to pay such costs to preserve assets (i.e., payment of past-due real estate taxes). Management has determined that the leases are properly classified as operating leases; therefore, rental income is reported when earned and the cost of the property, excluding the cost of the land, is depreciated over its estimated useful life.

As of March 31, 2002 aggregate minimum lease payments to be received under the leases for the Partnership’s properties are as follows:

Year ending December 31,
2002	$208,040
2003	208,040
2004	208,040
2005	208,040
2006	208,040
Thereafter	622,117

$1,662,317

During 2001, two (2) of the Partnership’s properties, (located in Colorado Springs and Englewood, Colorado), were leased to Phoenix Restaurant Group, Inc. Base rent from these properties amounted to approximately 32% of total base rent in 2001. Due to bankruptcy proceedings of Phoenix, the aforementioned leases were rejected in the Fourth Quarter of 2001. In addition, possession of the Englewood property was returned to the Ground Lessor resulting in the write-off of the property and a $141,000 loss in the Fourth Quarter of 2001 (see Investment Properties in Note 3.)

Until April 30, 2001 two (2) of the Partnership’s properties, (located in Oak Creek and St. Francis, Wisconsin), were leased to a Hardee’s Food Systems, Inc. Base rent from these properties amounted to approximately 35% of total base rents in 2001. In the Second Quarter of 2001 a lease termination agreement was executed in relation to the Oak Creek property and the property remained vacant at March 31, 2002. During the First Quarter of 2002, Management accepted an aggregate purchase offer for three (3) of the partnership’s properties, which includes the Oak Creek and St. Francis properties.

At December 31, 2000 the Partnership owned five (5) fast-food restaurants comprised of: two (2) Hardee’s restaurants, one (1) Applebee’s restaurant, and two (2) Denny’s restaurants. However, due to the write-off of the former Denny’s- Englewood property (see Investment Properties in Note 3) during the Fourth Quarter of 2001 only four (4) properties remained at December 31, 2001. The Hardee’s- Oak Creek lease was terminated in the Second Quarter of 2001 and the Denny’s- Colorado Springs lease was rejected in the Fourth Quarter of 2001. Therefore, at March 31, 2002 the four (4) remaining properties are comprised of: one (1) Hardee’s restaurant, one (1) Applebee’s restaurant, one (1) vacant property in Oak Creek, Wisconsin, and one (1) vacant property in Colorado Springs, Colorado.

The original offering document required the Partnership to lease its properties to a single tenant as long as the properties so leased do not constitute; in the aggregate, more than 20% of the aggregate gross proceeds of the offering. Until April 30, 2001, the Partnership had leased two of its properties to Hardee’s Food Systems, Inc., which constitute 21% of the aggregate gross proceeds.

6. TRANSACTIONS WITH CURRENT GENERAL PARTNER AND ITS AFFILIATES:

Amounts paid and or accrued to the current General Partner and its affiliates for the quarters ended March 31, 2002 and 2001 are as follows:

Current General Partner	Incurred for the three-month period ended March 31, 2002	Incurred for the three-month period ended March 31, 2001
Management fees	$17,571	$16,898
Restoration fees	0	129
Cash distribution	0	233
Overhead allowance	1,418	1,374
Reimbursement for out-of-pocket expenses	630	813

	$19,619	$19,447

7. CONTINGENT LIABILITIES:

According to the Partnership Agreement, the current General Partner may receive a disposition fee not to exceed 3% of the contract price of the sale of investment properties. Fifty percent (50%) of all such disposition fees earned by the current General Partner is to be in escrow until the aggregate amount of recovery of the funds misappropriated from the Partnerships by the former general partners is greater than $4,500,000. Upon reaching such recovery level, full disposition fees will thereafter be payable and fifty percent (50%) of the previously escrow amounts will be paid to the current General Partner. At such time as the recovery exceeds $6,000,000 in the aggregate, the remaining escrow disposition fees shall be paid to the current General Partner. If such levels of recovery are not achieved, the current General Partner will contribute the amounts in escrow towards the recovery. In lieu of an escrow, 50% of all such disposition fees have been paid directly to the restoration account and then distributed among the three Partnerships. After surpassing the $4,500,000 recovery level during March 1996, 50% of the amounts previously in escrow were refunded to the current General Partner. The General Partner does not expect any future refunds, as achieving the $6,000,000 recovery threshold appears remote.

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

10. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the filing of the Partnership’s condensed financial statements on Form 10-Q for the three months ended March 31, 2002, the Partnership’s management determined that the financial statements did not properly present discontinued operations under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144) and the recording of property write-downs. As a result, the Partnership’s financial statements for the three months ended March 31, 2002 and 2001 have been restated from amounts previously reported to properly reflect discontinued operations as required by FAS 144. In addition, income from continuing operations during the three months ended March 31, 2002 was reduced by $239,056, due to the property write-downs of the vacant Oak Creek property and the Hardee’s- St. Francis property in the First Quarter of 2002. A summary of the significant effects of the restatement is as follows:

	As Previously Reported At March 31, 2002	As Restated At March 31, 2002
Net Investment Properties	$2,738,892	$2,003,340
Property Held for Sale	0	496,496
Total Assets	3,374,437	3,135,381
Partners’ Capital	3,303,343	3,064,287

	As Previously Reported For the Three Month Period Ended March 31, 2002	As Restated For the Three Month Period Ended March 31, 2002
Property Write-Downs	$0	$239,056
Defaulted/Vacant Tenant	12,080	7,904
Maintenance	0	4,176
Depreciation	14,647	12,537
(Loss) from Continuing Operations	(22,046)	(258,992)
(Loss) from Discontinued Operations	0	(2,110)
Net Loss	(22,046)	(261,102)
Net Loss per Limited Partnership Interest	$(1.28)	$(15.11)

	As Previously Reported For the Three Month Period Ended March 31, 2001	As Restated For the Three Month Period Ended March 31, 2001
Income from Continuing Operations	$58,326	$41,254
Income from Discontinued Operations	0	17,072
Net Income	58,326	58,326
Net Income per Limited Partnership Interest	$3.38	$3.38

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As discussed in Note 10, the Partnership has restated its condensed financial statements for the three- month period ended March 31, 2002 and 2001. This management’s discussion and analysis gives effect to this restatement.

Liquidity and Capital Resources:

Investment Properties and Net Investment in Direct Financing Leases

The investment properties, including equipment held by the Partnership at March 31, 2002, were originally purchased at a price, including acquisition costs, of approximately $5,667,000.

At December 31, 2000 the Partnership owned five (5) fast-food restaurants comprised of: two (2) Hardee’s restaurants, one (1) Applebee’s restaurant, and two (2) Denny’s restaurants. However, due to the write-off of the former Denny’s- Englewood property (see fourth paragraph below) during the Fourth Quarter of 2001 only four (4) properties remained at December 31, 2001. In addition, the former Hardee’s- Oak Creek lease was terminated in the Second Quarter of 2001 and the former Denny’s- Colorado Springs lease was rejected in the Fourth Quarter of 2001. Both properties remained vacant as of March 31, 2002. Therefore, the four (4) remaining properties at March 31, 2002 are comprised of: one (1) Hardee’s restaurant in St. Francis, Wisconsin, one (1) Applebee’s restaurant in Pittsburgh, Pennsylvania, and two (2) vacant properties. Management has recently found a buyer for the Colorado Springs property and anticipates the property to be sold by the end of 2002. In addition, Management has accepted an offer for the remaining three (3) Partnership properties. However, it is expressly conditioned upon the Limited Partners authorizing the General Partner to enter into the contract and to sell all of the Partnership’s properties and subsequently liquidate and dissolve the Partnership not later than December 31, 2002. If the Limited Partners do not authorize such sale of the remaining three (3) properties, Management will continue normal operations for the foreseeable future and believes that the two remaining leases are sufficient and that the Partnership will be able to adequately meet its future expenses. In addition, Management is prepared to defer payment of the Partnership’s monthly Management fees due to TPG if the need should arise, until the fees can be satisfied from liquidation activities.

On January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144). This statement requires current and historical results from operations for disposed properties and assets classified as held for sale that occur subsequent to January 1, 2002 to be reclassified separately as discontinued operations. During the three months ended March 31, 2002, the Partnership recognized a loss from discontinued operations of $2,000. Results of discontinued operations for the three months ended March 31, 2002, relate to the classification of the vacant Colorado Springs property as held for sale at its net value.

During the First Quarter of 2002, Management entered a contract to sell the vacant Oak Creek and the Hardee’s- St. Francis properties in Wisconsin. The net asset value of the Oak Creek property was written-down by $178,000 to reflect the fair market value of the property at March 31, 2002 of $600,000. The St. Francis property was written-down by $61,000 to reflect the fair market value of the property at March 31, 2002 of $755,000.

In July of 1991, L & H Restaurants, Inc. a predecessor in interest to the Phoenix Restaurant Group, Inc. (“Phoenix”) entered into a ground lease (the “Ground Lease”) with respect to certain land and improvements in Englewood, Colorado (the “Englewood Property”.) Simultaneously, Phoenix assigned its rights in the Ground Lease to the Partnership, which assumed all of Phoenix’s rights and interest, but not the obligations under the Ground Lease. In turn, the Partnership as landlord and Phoenix as tenant entered into a Net Lease for the Englewood Property (the “Englewood Lease”), pursuant to which Phoenix would pay the amounts due to the landlord under the Ground Lease as well as additional rent to the Partnership.

On October 31, 2001 Phoenix filed a voluntary petition for bankruptcy relief. On November 6, 2001 the bankruptcy court granted Phoenix’s motion to reject both the Ground Lease and the Englewood Lease. Because the Partnership did not assume any of Phoenix’s obligations under the Ground Lease, the Partnership took the position that it is not liable for any amounts of unpaid rent or expenses due to the Ground Lessor. Possession of the property was returned to the Ground landlord under the Lease, which resulted in a write-off of the Englewood Property and a $141,000 loss in the Fourth Quarter of 2001. Management is uncertain whether any of the $9,600 due from Phoenix as past due rent, all of which has been reserved, will be collected.

During March 2001, Hardee’s Food Systems, Inc. notified Management of its intent to close its restaurant in Oak Creek, Wisconsin. The lease on the property was not set to expire until 2010. In the Second Quarter of 2001, a lease termination agreement was executed and the tenant ceased the payment of rent as of April 30, 2001. Hardee’s Food Systems agreed to pay the Partnership a lease termination fee of approximately two years rent or $181,000. Management has recently accepted an aggregate purchase offer for three of the Partnership properties, which includes the Oak Creek property. The sale is contingent upon Limited Partner approval to sell the remaining properties and to subsequently liquidate and dissolve the Partnership. The Oak Creek property was written-down by $178,000 to reflect the fair market value of the property at March 31, 2002 of $600,000.

Other Assets

Property held for sale amounted to $497,000 as of March 31, 2002, and related to the classification of the vacant Colorado Springs property as held for sale. The sale date for the property is anticipated to be May 2002. On January 1, 2002, the Partnership adopted FAS 144. This statement requires current and historical results from operations for disposed properties and assets classified as held for sale that occur subsequent to January 1, 2002 to be reclassified separately as discontinued operations.

Cash and cash equivalents were $233,000 at March 31, 2002, compared to $240,000 at December 31, 2001. Cash of $103,000 is anticipated to be used for the payment of accounts payable and accrued expenses; and the remainder represents amounts deemed necessary to allow the Partnership to operate normally. Cash generated through the operations of the Partnership’s investment properties and sales of investment properties will provide the sources for future fund liquidity and Limited Partner distributions.

The Partnership established an Indemnification Trust (the “Trust”) during the Fourth Quarter of 1993 and deposited $130,000 in the Trust during 1994, $100,000 during 1995, and $20,000 during 1996. The provision to establish the Trust was included in the Permanent Management Agreement (“PMA”) for the indemnification of TPG, in the absence of fraud or gross negligence, from any claims or liabilities that may arise from TPG acting as Permanent Manager. The Trust is owned by the Partnership. For additional information regarding the Trust, refer to Note 8 to the condensed financial statements.

Property taxes escrow at December 31, 2001, in the amount of approximately $9,600, represented four (4) months of 2001 real estate taxes for the former Hardee’s- Oak Creek property paid by Hardee’s Food Systems, Inc. upon the lease termination agreement with Management. The property taxes were paid in January 2002 by the Partnership.

Deferred fees were approximately $8,100 and $8,400, net of amortization, at March 31, 2002 and December 31, 2001, respectively. Deferred fees represent leasing commissions paid when properties are leased and/or upon the negotiated extension of a lease. Leasing commissions are capitalized and amortized over the life of the lease. During the Second Quarter of 2001, the net deferred fee balance related to the former Hardee’s- Oak Creek tenant was written-off due to its lease termination.

The Note receivable balance at December 31, 2001 was $45,250. In the Second Quarter of 2001, a lease termination agreement was executed with Hardee’s Food Systems upon the closing of its restaurant in Oak Creek, Wisconsin. Hardee’s Food Systems agreed to pay a lease termination fee of approximately two (2) years rent or $181,000. The payments were received in four equal (4) installments of $45,250. The first payment was received in May 2001 upon the execution of the agreement, and the subsequent installments were reflected as a Note receivable of $135,750 on the balance sheet. The first and second Note receivable installments were received in August and October 2001. The final installment, which is reflected in the Note receivable on the balance sheet at December 31, 2001, was received in January 2002.

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

Partners’ Capital

The net loss for the quarter was allocated between the General Partner and the Limited Partners, 1% and 99%, respectively, as provided in the Partnership Agreement and the Amendment to the Partnership Agreement, as discussed more fully in Note 4 of the condensed financial statements. The former general partners’ capital account balance was reallocated to the Limited Partners at December 31, 1993. Refer to Note 9 to the financial statements for additional information regarding the reallocation.

Cash distributions paid to the Limited Partners during 2002, of $25,000 have also been made in accordance with the amended Partnership Agreement. Due to the First Quarter 2002 cash operating deficit there will not be a distribution to the Limited Partners on May 15, 2002.

Results of Operations:

The Partnership reported a loss from continuing operations for the quarter ended March 31, 2002, in the amount of $259,000 compared to income from continuing operations for the quarter ended March 31, 2001 of $41,000. The loss in continuing operations in 2002 is primarily due to the property write-down of the Oak Creek and St. Francis properties in the First Quarter of 2002, the decreased rental income upon the termination of the Hardee’s- Oak Creek lease in the Second Quarter of 2001, and both the rejection of the Denny’s- Colorado Springs lease and the non-cash disposal of the Denny’s Englewood property, in the Fourth Quarter of 2001, as well as increased expenditures in 2002 due to the tenant defaults and lease terminations.

Discontinued Operations:

(Loss) income from discontinued operations was ($2,000) and $17,000 for the quarters ended March 31, 2002 and 2001. In accordance with FAS 144, discontinued operations represent the operations of properties disposed of or classified as held for sale subsequent to January 1, 2002, as well as any gain or loss recognized in their disposition. The vacant Colorado Springs property was classified for sale as of March 31, 2002, therefore, the operating results of this property is reflected as (loss) income from discontinued operations for the three month periods ended March 31, 2002 and 2001.

Revenues

Total revenues from continuing operations were $59,000, and $96,000, for the quarters ended March 31, 2002, and 2001, respectively. The decrease in revenue in 2002 is primarily due to decreased rental income, upon the termination of the Hardee’s- Oak Creek lease in the Second Quarter of 2001, and both the rejection of the Denny’s- Colorado Springs lease and the non-cash disposal of the Denny’s Englewood property in the Fourth Quarter of 2001.

Total revenues, should approximate $208,000 annually or $52,000 quarterly, based on leases currently in place. Future revenues may decrease with tenant defaults and/or sales of Partnership properties. They may also increase with additional rents due from tenants, if those tenants experience sales levels, which require the payment of additional rent to the Partnership.

Expenses

Total operating expenses amounted to 539% and 57% of total revenues for the quarters ended March 31, 2002 and 2001, respectively. The increase in total expenditures in 2002 is due primarily to the increase in legal fees and property expenditures in connection with tenant defaults, lease terminations and Partnership dissolution issues. Also, property write-downs were made in the First Quarter of 2002 in relation to the Oak Creek and St. Francis properties.

The loss on disposal of asset, write-off of non-collectible receivables, depreciation, and amortization are non-cash items and do not affect current operating cash flow of the Partnership or distributions to the Limited Partners.

Inflation:

Inflation has a minimal effect on operating earnings and related cash flows from a portfolio of triple net leases. By their nature, such leases actually fix revenues and are not impacted by rising costs of maintenance, insurance, or real estate taxes. If inflation causes operating margins to deteriorate for lessees and if expenses grow faster than revenues, then, inflation may well negatively impact the portfolio through tenant defaults.

It would be misleading to associate inflation with asset appreciation for real estate, in general, and the Partnership’s portfolio, specifically. Due to the “triple net” nature of the property leases, asset values generally move inversely with interest rates.

Recent Accounting Pronouncement:

In October 2001, Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144) was issued. FAS 144 supercedes Statement of Financial Accounting Standards No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” (FAS 121). FAS 144 primarily addresses issues relating to the implementation of FAS 121 and develops a single accounting model for long-lived assets to be disposed of, whether previously held and used or newly acquired. The provisions of FAS 144 are effective for fiscal years beginning after December 15, 2001. The Company adopted FAS 144 on January 1, 2002.

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

The Partnership periodically reviews its long-lived assets, primarily real estate, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Partnership’s review involves comparing current and future operating performance of the assets, the most significant of which is undiscounted operating cash flows, to the carrying value of the assets. Based on this analysis, a provision for possible loss to write down the asset to its fair value is recognized, if any.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Partnership is not subject to market risk.

PART II - OTHER INFORMATION

Items 1 - 4.

Not Applicable.

Item 5. Other Information

Registrant’s interim financial statements in this Form 10-Q/A have been revised from the Form 10-Q filed for the quarterly period ended March 31, 2002 on May 13, 2002. The Partnership adopted FAS 144 on January 1, 2002. This statement requires current and historical results from operations for disposed properties and assets classified as held for sale that occur subsequent to January 1, 2002 to be reclassified separately as discontinued operations. Therefore, during the three months ended March 31, 2002, the Partnership recognized a loss from discontinued operations of $2,110, and during the three months ended March 31, 2001 the Partnership recognized income from discontinued operations of $17,000. Results of discontinued operations for the three months ended March 31, 2002 and 2001, relate to the vacant Colorado Springs property as held for sale at its net value.

Also, income from continuing operations during the three months ended March 31, 2002 was reduced by $239,000, due to the property write-downs of the vacant Oak Creek property and the Hardee’s- St. Francis property in the First Quarter of 2002.

Controls and Procedures

As of March 31, 2002, the Partnership carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”)/Financial Officer (“CFO”), of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures. Based on that evaluation, the CEO/CFO has concluded as of March 31, 2002 that the Partnership’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Partnership in the reports it files under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There have been no significant changes in the Partnership’s internal controls or in other factors that could significantly affect internal controls during the most recent quarter and subsequent to March 31, 2002.

Item 6. Exhibits and Reports on Form 8-K

(a)	Listing of Exhibits:

31.1	302 Certifications.

32.1	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

99.0	Correspondence to the Limited Partners dated May 15, 2002, regarding the First Quarter 2002 Distributions.

(b)	Report on Form 8-K:

The Registrant filed no reports on Form 8-K during the first quarter of fiscal year 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

By:	The Provo Group, Inc., General Partner

By:	/s/ Bruce A. Provo
Bruce A. Provo,
President

Date:	March 22, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	The Provo Group, Inc., General Partner

By:	/s/ Bruce A. Provo
Bruce A. Provo, President

Date:	March 22, 2004

By:	/s/ Bruce A. Provo
Bruce A. Provo, Chief Executive Officer and Chief Financial Officer

Date:	March 22, 2004