Form 10-Q/A
period 2002-06-30
DIVALL INCOME PROPERTIES 3 L P
filed 2004-03-29
CIK 858715

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

Note: This amendment is being filed to restate the Partnership’s financial statements on the liquidation basis of accounting from June 28, 2002 forward pursuant to the Limited Partner’s approval to sell all of the Partnership’s Properties and dissolve and liquidate the Partnership. The net adjustment at June 28, 2002 required to convert from the going concern (historical cost) basis to liquidation basis of accounting was an increase in carrying value of net assets by $235,000. The increase in carrying value of the net assets is due to an increase in the value of investment properties to their net realizable values of $550,000 offset by the recorded estimated liabilities associated with carrying out the liquidation of $315,000, and the elimination of gain and loss on sales and related commissions. Additionally certain reclassifications of expenses have been made to the statements of operations.

Additionally, income (loss) from operations for the three month period ended March 31, 2002 was reduced by $239,000 relating to asset write-downs of two of the Partnership’s properties.

Except as otherwise discussed above, no other information on this Form 10-Q/A has been updated to reflect any developments subsequent to August 14, 2002.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF NET ASSETS AS OF

June 30, 2002 (Liquidation Basis) and December 31, 2001 (Going Concern Basis)

(Unaudited)

	June 30, 2002 (As restated, see Note 11)	December 31, 2001
INVESTMENT PROPERTY: (Note 3)	$494,386	$2,753,539

OTHER ASSETS:
Cash and cash equivalents	2,740,301	240,148
Cash held in Indemnification Trust (Note 8)	358,135	355,012
Property taxes escrow	22	9,563
Rents and other receivables (Net of allowance of $30,137)	4,834	26,044
Deferred rent receivable	0	4,350
Due from General Partner	0	682
Deferred fees	0	8,365
Prepaid assets	1,633	4,082
Note receivable (Note 3)	0	45,250

Total other assets	3,104,925	693,496

Total assets	3,599,311	3,447,035

LIABILITIES:
Accounts payable and accrued expenses	20,501	33,050
Property taxes payable	1,665	34,734
Due to General Partner	1,095	0
Security deposits	0	8,425
Unearned rental income	0	20,437
Reserve for estimated costs during the period of liquidation	315,181	0

Total liabilities	338,442	96,646

CONTINGENT LIABILITIES: (Note 7)

NET ASSETS IN LIQUIDATION	$3,260,869	$3,350,389

The accompanying notes are an integral part of these condensed financial statements.

DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF INCOME AND CHANGES IN NET ASSETS

FOR THE PERIODS ENDED

June 30, 2002 (Liquidation Basis), June 27, 2002 (Going Concern Basis) and June 30, 2001 (Going Concern Basis)

(Unaudited)

	June 28 through June 30, 2002 (As Restated, see Note 11)	April 1 through June 27, 2002 (As Restated, see Note 11)	Three months ended June 30, 2001	June 28 through June 30, 2002 (As Restated, see Note 11)	January 1 through June 27, 2002 (As Restated, see Note 11)	Six months ended June 30, 2001
REVENUES:
Rental income	$0	$56,238	$87,259	$0	$108,434	$191,197
Interest income	0	2,133	5,589	0	4,094	13,933
Lease termination fee (Note 3)	0	0	181,000	0	0	181,000
Other income	0	37	32	0	4,902	32
Recovery of amounts previously written off	0	268	1,610	0	268	4,829

TOTAL REVENUES	0	58,676	275,490	0	117,698	390,991

EXPENSES:
Partnership management fees (Note 6)	0	17,884	17,345	0	35,455	34,243
Restoration fees (Note 6)	0	11	64	0	11	193
Property write-downs	0	0	0	0	239,056	0
Insurance	0	1,225	804	0	2,449	1,609
General and administrative	0	12,256	10,599	0	20,657	16,327
Advisory Board fees and expenses	0	1,313	1,313	0	3,832	3,337
Professional services	0	27,745	16,564	0	52,107	31,384
Real estate taxes	0	12,062	0	0	12,062	0
Maintenance	0	589	79	0	4,765	79
Defaulted/vacant tenant	0	511	0	0	8,415	0
Depreciation	0	14,647	16,323	0	29,294	32,647
Amortization	0	8,101	6,827	0	8,365	7,274

TOTAL EXPENSES	0	96,344	69,918	0	416,468	127,093

INCOME (LOSS) FROM OPERATIONS	0	(37,668)	205,572	0	(298,770)	263,898

NET ASSETS, BEGINNING OF PERIOD	3,025,524	3,064,287	3,530,787	3,025,524	3,350,389	3,537,694

CASH DISTRIBUTIONS	0	(1,095)	(65,822)	0	(26,095)	(131,055)

ADJUSTMENT TO LIQUIDATION BASIS	235,345	0	0	235,345	0	0

NET ASSETS, END OF PERIOD	$3,260,869	$3,025,524	$3,670,537	$3,260,869	$3,025,524	$3,670,537

INCOME (LOSS) FROM OPERATIONS – GENERAL PARTNER	$0	$(376)	$2,056	$0	$(2,988)	$2,639

INCOME (LOSS) FROM OPERATIONS – LIMITED PARTNERS	0	(37,292)	203,516	0	(295,782)	261,259

	$0	$(37,668)	$205,572	$0	$(298,770)	$263,898

INCOME (LOSS) FROM OPERATIONS PER LIMITED PARTNERSHIP INTEREST, based on 17,102.52 interests outstanding	$0	$(2.18)	$11.90	$0	$(17.29)	$15.28

The accompanying notes are an integral part of these condensed financial statements.

DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE PERIODS ENDED

June 30, 2002 (Liquidation Basis), June 27, 2002 (Going Concern Basis) and June 30, 2001 (Going Concern Basis)

(Unaudited)

	June 28 through June 30, 2002 (As Restated, see Note 11)	January 1 through June 27, 2002 (As Restated, see Note 11)	Six month period ended June 30, 2001
CASH FLOWS (USED IN) PROVIDED FROM OPERATING ACTIVITIES:
Income (loss) from operations	$0	$(298,770)	$263,898
Adjustments to reconcile income (loss) from operations to net cash (used in) provided from operating activities -
Depreciation and amortization	0	37,659	39,921
Recovery of amounts previously written off	0	(268)	(4,829)
Property write-downs	0	239,056	0
Interest applied to Indemnification Trust Account	0	(3,123)	(9,175)
Lease Termination Fee	0	0	(135,750)
Decrease in rents, other receivables and prepaid assets	0	23,659	17,981
Decrease/(Increase) in property taxes escrow	0	9,541	(9,541)
Decrease in deferred rent receivable	0	4,350	840
(Decrease) in security deposits	0	(8,425)	0
(Decrease)/Increase in accounts payable and accrued expenses	0	(12,549)	6,251
(Decrease) in property taxes payable	0	(33,069)	0
Increase in due to General Partner	0	1,777	482
(Decrease) in unearned rental income	0	(20,437)	(6,817)

Net cash (used in) provided from operating activities	0	(60,599)	163,261

CASH FLOWS FROM INVESTING ACTIVITIES:
Recoveries from former affiliates	0	268	4,829
Net proceeds from sale of properties	2,541,329	0	0
Payments on note receivable	0	45,250	0

Net cash provided from investing activities	2,541,329	45,518	4,829

CASH FLOWS (USED IN) FINANCING ACTIVITIES:
Cash distributions to General Partner	0	(1,095)	(1,055)
Cash distributions to Limited Partners	0	(25,000)	(130,000)

Net cash (used in) financing activities	0	(26,095)	(131,055)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,541,329	(41,176)	37,035

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	198,972	240,148	251,528

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,740,301	$198,972	$288,563

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

During the First Quarter of 2002, Management accepted an offer for three (3) of the remaining Partnership properties, which included the Applebee’s- Pittsburgh, Hardee’s- St. Francis and the vacant Oak Creek properties. The General Partner sought the written consent of the Limited Partners to sell all of the Partnership’s Properties and dissolve and liquidate the Partnership. Prior to the sale of the three (3) Properties, the General Partner had received the written consent of the holders of more than fifty percent (50%) of the Partnership interests authorizing such sale. All of the Partnership’s properties, except for the vacant Colorado Springs property, were sold in June 2002.

As a result of the Limited Partners’ approval to sell all of the Partnership’s Properties and dissolve and liquidate the Partnership effective June 28, 2002, the Partnership’s financial statements as of June 30, 2002 have been prepared on a liquidation basis. Accordingly, assets have been valued at estimated net realizable value and liabilities include estimated costs associated with carrying out the plan of liquidation.

The net adjustment at June 28, 2002 required to convert from the going concern (historical cost) basis to the liquidation basis of accounting was an increase in carrying value of net assets by $235,000, which is included in the statements of income and change in net assets (liquidation basis) for 2002. The increase in the carrying value of net assets is due to an increase in the value of investment properties to their estimated net realizable values of $550,000 offset by the recorded estimated liabilities associated with carrying out the liquidation of $315,000, and is included in the statement of net assets as of June 30, 2002.

The statement of net assets as of June 30, 2001 and the statement of income and changes in net assets for the period ended June 30, 2001 have been prepared using the historical cost basis of accounting on which the Partnership had previously reported its financial condition and its results of operations.

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

The Partnership previously followed Statement of Financial Accounting Standards No. 121 (FAS 121), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, which requires that all long-lived assets be reviewed for impairment in value whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In October 2001, Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144) was issued. FAS 144 supercedes FAS 121. FAS 144 primarily addresses issues relating to the implementation of FAS 121 and develops a single accounting model for long-lived assets to be disposed of, whether previously held and used or newly acquired. The provisions of FAS 144 became effective for fiscal years beginning after December 15, 2001. The Company adopted FAS 144 on January 1, 2002. See Note 3 for a discussion of the effect of adopting FAS 144.

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

As a result of the Limited Partners’ approval to sell all of the Partnership’s Properties and dissolve and liquidate the Partnership effective June 28, 2002, the Partnership’s financial statements as of June 30, 2002 have been prepared on a liquidation basis. Accordingly, assets have been valued at estimated net realizable value and liabilities include estimated costs associated with carrying out the plan of liquidation.

The net adjustment at June 28, 2002 required to convert from the going concern (historical cost) basis to the liquidation basis of accounting was an increase in carrying value of net assets by $235,000, which is included in the statements of income and change in net assets (liquidation basis) for 2002. The increase in the carrying value of net assets is due to an increase in the value of investment properties (three of which were sold subsequent to liquidation) to their estimated net realizable values of $550,000, offset by the recorded estimated liabilities associated with carrying out the liquidation of $315,000. The investment properties’ net realizable basis was based on recent offers to purchase the properties. Estimated liabilities associated with carrying out the liquidation were based upon (1) historical costs for similar items and services, (2) based on agreements currently in place and (3) estimates provided by service providers.

The statement of net assets as of June 30, 2001 and the statement of income and changes in net assets for the three and six month period ended June 30, 2001 have been prepared using the historical cost basis of accounting on which the Partnership had previously reported its financial condition and its results of operations.

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

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership’s pro rata share of the total misappropriation. Through March 31, 2002, $5,804,000 of recoveries has been received which exceeded the original estimate of $3 million. As a result, since 1996, the Partnership has recognized $1,303,000 as income as recovery of amounts previously written off in the statements of income, which represents its share of the excess recovery. The current General Partner continues to pursue recoveries of the misappropriated funds, however no further significant recoveries are anticipated.

3. INVESTMENT PROPERTIES:

The total cost of the investment properties as of December 31, 2001 includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners. Investment properties at June 30, 2002 represents the estimated net realizable value of the remaining property in liquidation.

At December 31, 2000 the Partnership owned five (5) fast-food restaurants comprised of: two (2) Hardee’s restaurants, one (1) Applebee’s restaurant, and two (2) Denny’s restaurants. However, due to the write-off of the former Denny’s- Englewood property (see sixth paragraph below) during the Fourth Quarter of 2001 only four (4) properties remained at December 31, 2001. The former Hardee’s- Oak Creek lease was terminated in the Second Quarter of 2001 and the former Denny’s- Colorado Springs lease was rejected in the tenant’s bankruptcy proceeding during the Fourth Quarter of 2001. Both properties remained vacant as of March 31, 2002. Therefore, the four (4) remaining properties at March 31, 2002 were comprised of: one (1) Hardee’s restaurant in St. Francis, Wisconsin, one (1) Applebee’s restaurant in Pittsburgh, Pennsylvania, one (1) vacant property in Oak Creek, Wisconsin, and one (1) vacant property in Colorado Springs, Colorado. The four (4) properties were located in three (3) states. During the First Quarter of 2002, Management found a buyer for the Colorado Springs property and anticipated the property to be sold in May 2002. However, the sale was not consummated and Management is remarketing the property for sale by December 31, 2002. Also during the First Quarter of 2002, Management accepted an offer for the remaining three (3) Partnership properties. Following the receipt of the written consent of Limited Partners holding more than fifty percent (50%) of the Partnership interests authorizing such sale; the three (3) properties were sold in June 2002. Management will continue normal operations for the foreseeable future until the vacant Colorado Springs property is sold. In addition, beginning in July 2002 Management intends to reduce by seventy-five percent (75%) the Partnership’s monthly Management fees due to them.

During the First Quarter of 2002, Management accepted an aggregate purchase offer for three (3) of the Partnership properties, which included: (i) the Oak Creek property, (ii) the St. Francis property and (iii) the Applebee’s property in Pittsburgh, Pennsylvania. The aggregate sale was contingent upon Limited Partner approval to sell the remaining properties and to liquidate and dissolve the Partnership. The net asset value of the Oak Creek property was written-down by $178,000 in the First Quarter of 2002 to reflect the fair value of the property at March 31, 2002 of $600,000. The St. Francis property was written-down by $61,000 in the First Quarter of 2002 to reflect the fair value of the property at March 31, 2002 of $755,000. The sale was consummated in June 2002 at an aggregate sale price of $2,755,000, as the General Partner received Limited Partner approval.

In connection with the sale of these three (3) properties a sales commission of $165,000 (less than 6%) was paid in the Second Quarter of 2002. Of such sales commission, $82,650 was paid to an unaffiliated broker and $82,000 was paid to TPG.

During March 2001, Hardee’s Food Systems, Inc. notified Management of its intent to close its restaurant in Oak Creek, Wisconsin. The lease on the property was not set to expire until 2010. In the Second Quarter of 2001, a lease termination agreement was executed and the tenant ceased the payment of rent as of April 30, 2001. Hardee’s Food Systems agreed to pay a lease termination fee of approximately two (2) years rent or $181,000. The payments were received in four (4) equal installments of $45,250. The first payment was received in May 2001 upon the execution of the agreement, and the remaining balance represented a Note receivable of $135,750. The first and second Note receivable installments were received in August and October 2001. The final installment, which was reflected as a Note receivable on the balance sheet at December 31, 2001, was received in January 2002.

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

Due to bankruptcy proceedings by Phoenix, the related lease on the Colorado Springs property was rejected in the Fourth Quarter of 2001 and rent ceased as of December 2001. The entire amount due of approximately $20,600 from Phoenix has been reserved. The amount is included in the Partnership’s claim filed in Bankruptcy Court of approximately $77,000, or one year of rent, although it is uncertain whether the amount will be collectible. During the First Quarter of 2002, Management found a buyer for the Colorado Springs property and anticipated the property would be sold in May 2002. However, the sale was not consummated and Management is remarketing the property for sale.

According to the Partnership Agreement, the former general partners were to commit 82% of the original offering proceeds to the acquisition of investment properties. Upon full investment of the net proceeds of the offering, approximately 57% of the original offering proceeds was invested in the Partnership’s properties.

The current General Partner receives a fee for managing the Partnership equal to 4% of gross receipts, with a maximum annual reimbursement for office rent and related overhead of $25,000 between the three original affiliated Partnerships as provided in the Permanent Manager Agreement (“PMA”). On May 26, 1993, the Permanent Manager, TPG, replaced the former general partners as the new General Partner, as provided for in an amendment to the Partnership Agreement dated May 26, 1993. Pursuant to amendments to the Partnership Agreement, TPG continues to provide management services for the same fee structure as provided in the PMA mentioned above. Effective March 1, 2002, the minimum management fee and the maximum annual reimbursement for office rent and overhead increased by 2.8% representing the allowable annual Consumer Price Index adjustment per the PMA. Therefore, beginning March 1, 2002 the annual monthly minimum management fee is $5,965. However, due to the sale of three of the properties at the end of the Second Quarter of 2002, Management reduced by seventy-five percent (75%) the Partnership’s monthly management fees due to them. Therefore, beginning July 1, 2002 and until the sale of the final property and the wind-up phase commences, the current monthly minimum management fee will be $1,491. Management fees will then resume to the full minimum management fee through the Partnership liquidation and dissolution period.

For purposes of computing the 4% overall fee, gross receipts includes amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. TPG has received fees from the Partnership totaling $88,700 to date on the amounts recovered, which includes $11 in fees received in the current year 2002. The fees received from the Partnership on the amounts recovered reduce the 4% minimum fee by that same amount.

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

Additionally, as per the amendment of the Partnership Agreement dated May 26, 1993, the total compensation paid to all persons for the sale of the investment properties shall be limited to a competitive real estate commission, not to exceed 6% of the contract price for the sale of the property. The General Partner may receive up to one-half of the competitive real estate commission, not to exceed 3%, provided that the General Partner provides a substantial amount of services in the sales effort. It is further provided that a portion of the amount of such fees payable to the General Partner is subordinated to its success at recovering the funds misappropriated by the former general partners. (See Note 7)

Effective June 1, 1993, the Partnership Agreement was amended to (i) change the definition of “Distribution Quarter” to be consistent with calendar quarters, and (ii) change the distribution provisions to subordinate the General Partner’s share of distributions from Net Cash Receipts and Net Proceeds, except to the extent necessary for the General Partner to pay its federal and state income taxes on Partnership income allocated to the General Partner. Because these amendments do not adversely affect the rights of the Limited Partners, pursuant to section 10.2 of the Partnership Agreement, the amendments were made by the General Partner without a vote of the Limited Partners.

5. LEASES:

Lease terms for the investment properties are 20 years from their inception. The leases provide for minimum rents and additional rents based upon percentages of gross sales in excess of specified breakpoints. The lessee is responsible for occupancy costs such as maintenance, insurance, real estate taxes, and utilities. Accordingly, these amounts are not reflected in the statements of income and changes in net assets, except in circumstances where, in management’s opinion, the Partnership will be required to pay such costs to preserve assets (i.e., payment of past-due real estate taxes). Management has determined that the leases are properly classified as operating leases; therefore, rental income is reported when earned and the cost of the property, excluding the cost of the land, is depreciated over its estimated useful life.

During the period January 1 to June 27, 2002, the aggregate lease payments received from the Partnership properties Applebee’s- Pittsburgh, Pennsylvania and Hardee’s- St. Francis, Wisconsin, pursuant to their leases totaled $102,286. These two (2) properties that were generating such lease rental were sold at the end of the Second Quarter of 2002. As of June 30, 2002 the Partnership has only one (1) vacant property remaining and Management does not anticipate any additional leases or leasing income prior to the dissolution of the Partnership.

During 2001, two (2) of the Partnership’s properties, (located in Colorado Springs and Englewood, Colorado), were leased to Phoenix Restaurant Group, Inc. Base rent from these properties amounted to approximately 32% of total base rent in 2001. Due to bankruptcy proceedings of Phoenix, the aforementioned leases were rejected in the Fourth Quarter of 2001. In addition, possession of the Englewood property was returned to the Ground lease Landlord, resulting in the write-off of the property and a $141,000 loss in the Fourth Quarter of 2001 (see Investment Properties in Note 3.) As of June 30, 2002 the Colorado Springs property remains vacant and continues to be marketed for sale.

Until April 30, 2001 two (2) of the Partnership’s properties, (located in Oak Creek and St. Francis, Wisconsin), were leased to a Hardee’s Food Systems, Inc. Base rent from these properties amounted to approximately 35% of total base rents in 2001. In the Second Quarter of 2001 a lease termination agreement was executed in relation to the Oak Creek property and the property remained vacant at March 31, 2002. The Oak Creek property was sold in June 2002, along with the Applebee’s – Pittsburgh, Pennsylvania and Hardee’s– St. Francis, Wisconsin properties, as part of an aggregate purchase agreement.

At December 31, 2000 the Partnership owned five (5) fast-food restaurants comprised of: two (2) Hardee’s restaurants, one (1) Applebee’s restaurant, and two (2) Denny’s restaurants. However, due to the write-off of the former Denny’s- Englewood property (see Investment Properties in Note 3) during the Fourth Quarter of 2001 only four (4) properties remained at December 31, 2001. The Hardee’s- Oak Creek lease was terminated in the Second Quarter of 2001 and the Denny’s- Colorado Springs lease was rejected in the Fourth Quarter of 2001. Therefore, at March 31, 2002 the four (4) remaining properties were comprised of: one (1) Hardee’s restaurant, one (1) Applebee’s restaurant, one (1) vacant property in Oak Creek, Wisconsin, and one (1) vacant property in Colorado Springs, Colorado. In June 2002 all of the partnerships properties, except for the vacant Colorado Springs property were sold. Therefore, only one (1) vacant property remains at June 30, 2002.

6. TRANSACTIONS WITH CURRENT GENERAL PARTNER AND ITS AFFILIATES:

Amounts paid and or accrued to the current General Partner and its affiliates for the period from April 1 to June 27, 2002 and January 1 to June 27, 2002 and the three and six-month periods ended June 30, 2001 are as follows:

Current General Partner	Incurred for the period April 1 to June 27, 2002	Incurred for the three-month period ended June 30, 2001	Incurred for the period January 1 to June 27, 2002	Incurred for the six-month period ended June 30, 2001
Management fees	$17,884	$17,345	$35,455	$34,243
Restoration fees	11	64	11	193
Commissions on disposition of assets	82,000	0	82,000	0
Cash distribution	1,095	822	1,095	1,055
Overhead allowance	1,444	1,404	2,862	2,778
Reimbursement for out-of-pocket expenses	1,039	250	1,669	1,063

	$103,473	$19,885	$123,092	$39,332

There were no transactions with the current General Partner and its affiliates for the period June 28 to June 30, 2002.

7. CONTINGENT LIABILITIES:

According to the Partnership Agreement, the current General Partner may receive a disposition fee not to exceed 3% of the contract price of the sale of investment properties. Fifty percent (50%) of all such disposition fees earned by the current General Partner are to be in escrow until the aggregate amount of recovery of the funds misappropriated from the Partnerships by the former general partners is greater than $4,500,000. Upon reaching such recovery level, full disposition fees will thereafter be payable and fifty percent (50%) of the previously escrow amounts will be paid to the current General Partner. At such time as the recovery exceeds $6,000,000 in the aggregate, the remaining escrow disposition fees shall be paid to the current General Partner. If such levels of recovery are not achieved, the current General Partner will contribute the amounts in escrow towards the recovery. In lieu of an escrow, 50% of all such disposition fees have been paid directly to the restoration account and then distributed among the three Partnerships. After surpassing the $4,500,000 recovery level during March 1996, 50% of the amounts previously in escrow were refunded to the current General Partner. The General Partner does not expect any future refunds as achievement of the $6,000,000 recovery threshold appears remote.

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

11. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the filing of the Partnership’s condensed financial statements on Form 10-Q for the quarter ended June 30, 2002, the Partnership’s management determined that the financial statements did not properly reflect the liquidation basis of accounting. The Partnership had originally accounted for the sale of the three properties on the going concern (historical cost) basis, recognized a gain on their sale and then adjusted the financial statements for the liquidation basis of accounting. However, management determined that the Partnership should adopt the liquidation basis of accounting prior to the sale of the properties. The adoption of the liquidation basis increased the investment properties to their net realizable values of $550,000 offset by the recorded estimated liabilities associated with the carrying out the liquidation of $315,000. Also, the Partnership had originally recorded approximately $239,000 in property write-downs in the Second Quarter 2002, however, it was determined that the property write-downs should have been recorded in the First Quarter of 2002. As a result, the Partnership’s financial statements for the quarter ended June 30, 2002 have been restated from amounts previously reported to properly reflect the adoption of liquidation basis of accounting and the recording of the property write-downs in the correct period.

The following is a summary of the significant effects of the restatement to the financial statements:

	As Previously Reported At June 30, 2002	As Restated At June 30, 2002	As Previously Reported At December 31, 2001	As Restated At December 31, 2001
Total Assets	$3,599,311	$3,599,311	$3,447,035	$3,447,035
Reserve for Estimated Costs During the Period of Liquidation	0	315,181	0	0
Net Assets in Liquidation	0	3,260,869	0	3,350,389
Partners’ Capital	3,576,050	0	3,350,389	0

	As Previously Reported For the Three Month Period Ended June 30, 2002	As Restated For the Period April 1 through June 27, 2002 (Going Concern Basis)	As Restated For the Period June 28 through June 30, 2002 (Liquidation Basis)	As Previously Reported For the Six-Month Period Ended June 30, 2002	As Restated For the Period January 1 through June 27, 2002 (Going Concern Basis)	As Restated For the Period June 28 through June 30, 2002 (Liquidation Basis)
Rental Income	$56,238	$56,238	$0	$108,434	$108,434	$0
Interest Income	2,133	2,133	0	4,094	4,094	0
Lease Termination Fee	0	0	0	0	0	0
Gain on Sale of Assets	716,958	0	0	716,958	0	0
Other Income	37	37	0	4,902	4,902	0
Recovery of Amounts Previously Written-off	268	268	0	268	268	0

Total Revenues	775,634	58,676	0	834,656	117,698	0

Partnership Management Fees	17,884	17,884	0	35,455	35,455	0
Restoration Fees	11	11	0	11	11	0
Property Write-Downs	0	0	0	0	239,056	0
Insurance	1,225	1,225	0	2,449	2,449	0
General and Administrative	12,256	12,256	0	3,832	20,657	0
Advisory Board Fees and Expenses	1,313	1,313	0	52,107	3,832	0
Professional Services	27,745	27,745	0	20,657	52,107	0
Real Estate Taxes	12,062	12,062	0	12,062	12,062	0
Maintenance	0	589	0	0	4,765	0
Defaulted/Vacant Tenant	1,100	511	0	13,180	8,415	0
Loss on Sale of Assets	240,838	0	0	240,838	0	0

	As Previously Reported For the Three Month Period Ended June 30, 2002	As Restated For the Period April 1 through June 27, 2002 (Going Concern Basis)	As Restated For the Period June 28 through June 30, 2002 (Liquidation Basis)	As Previously Reported For the Six-Month Period Ended June 30, 2002	As Restated For the Period January 1 through June 27, 2002 (Going Concern Basis)	As Restated For the Period June 28 through June 30, 2002 (Liquidation Basis)
Depreciation	14,647	14,647	0	29,294	29,294	0
Amortization	8,101	8,101	0	8,365	8,365	0
Commissions on Sale of Assets	164,650	0	0	164,650	0	0

Total Expenses	501,832	96,344	0	582,900	416,468	0

Net Income	$273,802			$251,756

Income (loss) From Operations	0	(37,668)	0	0	(298,770)	0
Net Assets, Beginning of Period	0	3,064,287	3,025,524	0	3,350,389	3,025,524
Cash Distributions	0	(1,095)	0	0	(26,095)	0
Adjustment to Liquidation Basis	0	0	235,345	0	0	235,345

Net Assets, End of Period	$0	$3,025,524	$3,260,869	$0	$3,025,524	$3,260,869

Net Income - General Partner	$2,738	$0	$0	$2,518	$0	$0
Net Income - Limited Partners	$271,064	$0	$0	$249,238	$0	$0
Net Income per Limited Partnership Interest	$15.85	$0	$0	$14.57	$0	$0
Income (loss) From Operations - General Partner		$(376)	$0		$(2,988)	$0
Income (loss) From Operations - Limited Partners		$(37,292)	$0		$(295,782)	$0
Income (loss) From Operations per Limited Partnership Interest	$0	$(2.18)	$0	$0	$(17.29)	$0

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As discussed in Note 11, the Partnership has restated its condensed financial statements for the quarter ended June 30, 2002. This management’s discussion and analysis gives effect to this restatement.

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

As a result of the Limited Partners’ approval to sell all of the Partnership’s Properties and dissolve and liquidate the Partnership effective June 28, 2002, the Partnership’s financial statements as of June 30, 2002 have been prepared on a liquidation basis. Accordingly, assets have been valued at estimated net realizable values and liabilities include estimated costs associated with carrying out the plan of liquidation.

The net adjustment at June 28, 2002 required to convert from the going concern (historical cost) basis to the liquidation basis of accounting was an increase in carrying value of net assets by $235,000, which is included in the statements of income and change in net assets (liquidation basis) for 2002. The increase in the carrying value of net assets is due to an increase in the value of the investment properties to their estimated net realizable values of $550,000, offset by the recorded estimated liabilities associated with carrying out the liquidation of $315,000. The investment properties’ net realizable basis was based on recent offers to purchase the properties. Estimated liabilities associated with carrying out the liquidation were based upon (1) historical costs for similar items and services, (2) agreements currently in place and (3) estimates provided by service providers. Additionally certain reclassifications of expenses have been made to the statements of operations.

Additionally, income from operations for the three month period ended March 31, 2002 was reduced by $239,000 relating to the asset write-downs at two of the Partnership’s properties.

The statement of net assets as of June 30, 2001 and the statement of income and changes in net assets for the period ended June 30, 2001 have been prepared using the historical cost basis of accounting on which the Partnership had previously reported its financial condition and its results of operations.

Liquidity and Capital Resources:

Investment Properties and Net Investment in Direct Financing Leases

The investment property held by the Partnership at June 30, 2002, was originally purchased at a price, including acquisition costs, of approximately $791,000.

At December 31, 2000 the Partnership owned five (5) fast-food restaurants comprised of: two (2) Hardee’s restaurants, one (1) Applebee’s restaurant, and two (2) Denny’s restaurants. However, due to the write-off of the former Denny’s- Englewood property (see sixth paragraph below) during the Fourth Quarter of 2001 only four (4) properties remained at December 31, 2001. The former Hardee’s- Oak Creek lease was terminated in the Second Quarter of 2001 and the former Denny’s- Colorado Springs lease was rejected in the tenant’s bankruptcy proceeding during the Fourth Quarter of 2001. Both properties remained vacant as of March 31, 2002. Therefore, the four (4) remaining properties at March 31, 2002 were comprised of: one (1) Hardee’s restaurant in St. Francis, Wisconsin, one (1) Applebee’s restaurant in Pittsburgh, Pennsylvania, and one (1) vacant property in Oak Creek, Wisconsin and one (1) vacant property in Colorado Springs, Colorado. The four (4) properties were located in three (3) states. During the First Quarter of 2002, Management found a buyer for the Colorado Springs property and anticipated the property to be sold in May 2002. However, the sale was not consummated and Management is remarketing the property for sale. Also during the First Quarter of 2002, Management accepted an offer for the remaining three (3) Partnership properties, which included Applebee’s- Pittsburgh, Hardee’s- St. Francis, and vacant Oak Creek. Following the receipt of the written consent of Limited Partners holding more than fifty percent (50%) of the Partnership interests authorizing such sale; the three (3) properties were sold in June 2002.

On January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144). This statement requires current and historical results from operations for disposed properties and assets classified as held for sale that occur subsequent to January 1, 2002 to be reclassified separately as discontinued operations. As of March 31, 2002 the vacant Colorado Springs property was reclassified as property held for sale. However, the sale was not consummated and the agreement was terminated.

During the First Quarter of 2002, Management accepted an aggregate purchase offer for three (3) of the Partnership properties, which included: (i) the Oak Creek property, (ii) the St. Francis property and (iii) the Applebee’s property in Pittsburgh, Pennsylvania. The aggregate sale was contingent upon Limited Partner approval to sell the remaining properties and to liquidate and dissolve the Partnership. The net asset value of the Oak Creek property was written-down by $178,000 in the First Quarter of 2002 to reflect the fair value of the property at March 31, 2002 of $600,000. The St. Francis property was written-down by $61,000 in the First Quarter of 2002 to reflect the fair value of the property at March 31, 2002 of $755,000. The sale was consummated in June 2002 at an aggregate sale price of $2,755,000, as the General Partner received Limited Partner approval.

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

In July of 1991, L & H Restaurants, Inc. a predecessor in interest to the Phoenix Restaurant Group, Inc. (“Phoenix”) entered into a ground lease (the “Ground Lease”) with respect to certain land and improvements in Englewood, Colorado (the “Englewood Property”.) Simultaneously, Phoenix assigned its rights in the Ground Lease to the Partnership, which assumed all of Phoenix’s rights and interest, but not the obligations under the Ground Lease. In turn, the Partnership as landlord and Phoenix as tenant entered into Net Lease for the Englewood Property (the “Englewood Lease”), pursuant to which Phoenix would pay the amounts due to the Landlord under the Ground Lease as well as additional rent to the Partnership.

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

Due to bankruptcy proceedings by Phoenix, the related lease on the Colorado Springs property was rejected in the Fourth Quarter of 2001 and rent ceased as of December 2001. The entire amount due of approximately $20,600 from Phoenix has been reserved. The amount is included in the Partnership’s claim filed in Bankruptcy Court of approximately $77,000, or one year of rent, although it is uncertain whether the amount will be collectible. During the First Quarter of 2002, Management found a buyer for the Colorado Springs property and anticipated the property would be sold by the end of May 2002. However, the sale was not consummated and Management is remarketing the property for sale.

Other Assets:

Property held for sale amounted to $497,000 as of March 31, 2002 and related to the classification of the vacant Colorado Springs property as held for sale. The anticipated sale date of the property was May 2002. However, the sale was not consummated and the agreement was terminated. Therefore, as of June 30, 2002 the property was not classified as property held for sale. On January 1, 2002, the Partnership adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement requires current and historical results from operations for disposed properties and assets classified as held for sale that occur subsequent to January 1, 2002 to be reclassified separately as discontinued operations.

Cash and cash equivalents were $2,740,000 at June 30, 2002, compared to $240,000 at December 31, 2001. Cash of $366,000 is anticipated to be used for the payment of accounts payable, accrued expenses, and future distributions; and the remainder represents amounts deemed necessary to allow the Partnership to operate normally. Cash generated through the operations of the Partnership’s investment properties and sales of investment properties will provide the sources for future fund liquidity and Limited Partner distributions.

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

Deferred fees were approximately $8,400, net of amortization, at December 31, 2001. Deferred fees represent leasing commissions paid when properties are leased and/or upon the negotiated extension of a lease. Leasing commissions are capitalized and amortized over the life of the lease. During the Second Quarter of 2001, the net deferred fee balance related to the former Hardee’s- Oak Creek tenant was written-off due to its lease termination. During the Second Quarter of 2002, the net deferred fee balance related to the Hardee’s- St. Francis property was written-off due to the sale of the property in June 2002.

The Note receivable balance at December 31, 2001 was $45,250. In the Second Quarter of 2001, a lease termination agreement was executed with Hardee’s Food Systems upon the closing of its restaurant in Oak Creek, Wisconsin. Hardee’s Food Systems agreed to pay a lease termination fee of approximately two (2) years rent or $181,000. The payments were received in four equal (4) installments of $45,250. The first payment was received in May 2001 upon the execution of the agreement, and the remaining balance represented a Note receivable of $135,750. The first and second Note receivable installments were received in August and October 2001. The final installment, which is reflected as a Note receivable on the balance sheet at December 31, 2001, was received in January 2002.

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

Due to the current General Partner amounted to $1,095 at June 30, 2002, which represented the General Partner’s Second Quarter 2002 distribution.

Reserve for estimated costs during the period of liquidation amounted to $315,000 at June 30, 2002. As a result of the Limited Partner’s approval to sell all of the Partnership’s Properties and dissolve and liquidate the Partnership, the Partnership’s financial statements as of June 30, 2002 have been prepared on a liquidation basis. Accordingly, assets have been valued at estimated net realizable values and liabilities include estimated costs associated with carrying out the plan of liquidation.

Security deposits at December 31, 2002 amounted to $8,400. The tenant security deposit related to the Applebee’s- Pittsburgh property and was relinquished upon its sale in June 2002.

Unearned rental income at December 31, 2002 amounted to $20,400. The unearned rental income related to the Hardee’s- St. Francis property and was relinquished upon its sale in June 2002.

Partners’ Capital

The loss for the quarter was allocated between the General Partner and the Limited Partners, 1% and 99%, respectively, as provided in the Partnership Agreement and the Amendment to the Partnership Agreement, as discussed more fully in Note 4 of the condensed financial statements. The former general partners’ capital account balance was reallocated to the Limited Partners at December 31, 1993. Refer to Note 9 to the financial statements for additional information regarding the reallocation.

Cash distributions paid to the Limited Partners during 2002, of $25,000 have also been made in accordance with the amended Partnership Agreement. Due to the First Quarter 2002 operating cash deficit there was not a distribution to the Limited Partners on May 15, 2002. The Second Quarter 2002 Limited Partner distribution of $2,140,000 is scheduled to be paid on August 15, 2002.

Results of Operations:

The Partnership reported a loss from operations for the period from April 1 to June 27, 2002, in the amount of $(38,000) compared to income from operations for the quarter ended June 30, 2001 of $206,000. Loss from operations for the six months ended June 30, 2002 totaled $(299,000) compared to the income from operations of $264,000 for the six-months ended June 30, 2001. The decrease in income from operations in 2002 resulted from: (i) the loss of rental income from the Hardee’s- Oak Creek lease, the Denny’s- Colorado Springs lease and the Denny’s- Englewood lease; and (ii) increased expenditures due to tenant defaults, lease terminations, and Second Quarter 2002 property sales, and (iii) the property write-downs of the vacant Oak Creek and the Hardee’s- St. Francis properties in the First Quarter of 2002.

Revenues:

Total revenues were $59,000, and $275,000, for the period from April 1 to June 27, 2002 and the quarter ended June 30, 2001, respectively and were $118,000 and $391,000 for the period from January 1 to June 27, 2002 and the six months ended June 30, 2001, respectively. Total revenues in 2002 also include decreased rental income, upon the termination of the Hardee’s- Oak Creek lease in the Second Quarter of 2001, and both the rejection of the Denny’s- Colorado Springs lease and the non-cash disposal of the Denny’s Englewood property in the Fourth Quarter of 2001. In addition in the Second Quarter of 2001 an $181,000 lease termination fee was charged to Hardee’s Food System, Inc. upon the termination of the Hardee’s – Oak Creek lease, which offset some of the lost rental income.

As of July 1, 2002, total rental revenues should approximate $0 annually, as the Partnership currently does not own a property with a lease currently in place. The Partnership only owns one (1) vacant property and Management does not anticipate any additional leases or leasing income prior to the dissolution of the Partnership. Management does anticipate that future revenue types such as interest earnings and small recoveries from former General Partners may continue to be generated until Partnership dissolution. In the period from April 1 to June 27, 2002 and for the period from January 1 to June 27, 2002, these revenues amounted to $2,400 and $9,000, respectively.

Expenses:

Total expenses amounted to 164% and 25% of total revenues for the period from January 1 to June 27, 2002 and the quarter ended June 30, 2001, respectively, and totaled 354% and 33% of total revenues for the period from January 1 to June 27, 2002 and the six months ended June 30, 2001, respectively. The increase in total expenditures in 2002 is due primarily to the property write-downs in the First Quarter of 2002, the increase in legal fees and property expenditures in connection with tenant default, lease terminations, property sales, and Partnership dissolution issues. The fluctuation is also due to the increase in revenues in 2001 primarily due to the $181,000 lease termination fee.

Property write-downs, the write-off of non-collectible receivables, depreciation, and amortization are non-cash items and do not affect current operating cash flow of the Partnership or distributions to the Limited Partners.

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

Critical Accounting Policies:

The Partnership believes that its most significant accounting policies deal with:

Accounting basis- As a result of the Limited Partner’s approval to sell all of the Partnership’s Properties and dissolve and liquidate the Partnership, the Partnership’s financial statements have been prepared on a liquidation basis. Accordingly, assets have been valued at estimated net realizable values and liabilities include estimated costs associated with carrying out the plan of liquidation.

Depreciation methods and lives- Depreciation of the properties is provided on a straight-line basis over 31.5 years, which is the estimated useful life of the buildings and improvements. While the Partnership believes these are the appropriate lives and methods, use of different lives and methods could result in different impacts on income (loss) from operations. Additionally, the value of real estate is typically based on market conditions and property performance, so depreciated book value of real estate may not reflect the market value of real estate assets.

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

PART II - OTHER INFORMATION

Items 1 - 4.

Not Applicable.

Item 5. Other Information

Registrant’s interim financial statements in this Form 10-Q/A have been revised from the Form 10-Q filed for the quarterly period ended June 30, 2002 on August 14, 2002. An independent public accountant has reviewed the interim financial statements on this Form 10-Q/A.

As a result of the Limited Partner’s approval to sell all of the Partnership’s Properties and dissolve and liquidate the Partnership, the Partnership’s financial statements as of June 28, 2002 and for the subsequent period have been prepared on a liquidation basis. Accordingly, assets have been valued at estimated net realizable values and liabilities include estimated costs associated with carrying out the plan of liquidation.

The net adjustment at June 28, 2002 required to convert from the going concern (historical cost) basis to the liquidation basis of accounting was an increase in carrying value by $235,000, which is included in the statements of income and change in net assets (liquidation basis). The increase in the carrying value of net assets is due to an increase in the value of investment properties to their estimated net realizable values of $550,000 offset by the recorded estimated liabilities associated with carrying out the liquidation by $315,000, and is included in the statement of net assets as of June 30, 2002 and the elimination of gain and loss on sales and related commissions. Additionally certain reclassifications of expenses have been made to the statements of operations.

The statement of net assets as of June 30, 2001 and the statement of income and changes in net assets for the period ended June 30, 2001 have been prepared using the going concern basis of accounting on which the Partnership had previously reported its financial condition and its results of operations.

Income (loss) from operations for the periods from April 1 to June 27, 2002 and January 1 to June 27, 2002 was $(37,668) and $(298,770), respectively. Income (loss) from operations for the periods from April 1 to June 27, 2002 and January 1 to June 27, 2002 increased by $239,056 due to the restated First Quarter 2002 property write-downs of the vacant Oak Creek property and the Hardee’s- St. Francis property.

Controls and Procedures

As of June 30, 2002, the Partnership carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”)/Financial Officer (“CFO”), of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures. Based on that evaluation, the CEO/CFO has concluded as of June 30, 2002 that the Partnership’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Partnership in the reports it files under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There have been no significant changes in the Partnership’s internal controls or in other factors that could significantly affect internal controls during the most recent quarter and subsequent to June 30, 2002.

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