Form 10-Q/A
period 2002-09-30
DIVALL INCOME PROPERTIES 3 L P
filed 2004-03-29
CIK 858715

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

Note: This amendment is being filed to restate the Partnership’s financial statements on the liquidation basis of accounting from June 28, 2002 forward pursuant to the Limited Partner’s approval to sell all of the Partnership’s Properties and dissolve and liquidate the Partnership. The net adjustment at June 28, 2002 required to convert from the going concern (historical cost) basis to liquidation basis of accounting was an increase in the carrying value of net assets by $235,000. The increase in carrying value of the net assets is due to an increase in the value of investment properties to their estimated net realizable values of $550,000 offset by the recorded estimated liabilities associated with carrying out the liquidation of $315,000, and the elimination of gain and loss on sales and related commissions. Additionally certain reclassifications of expenses have been made to the statements of operations.

Except as otherwise discussed above, no other information on this form 10-Q/A has been updated to reflect any developments subsequent to November 13, 2002.

PART 1- FINANCIAL INFORMATION

Item 1. Financial Statements

DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF NET ASSETS AS OF

September 30, 2002 (Liquidation Basis) and December 31, 2001 (Going Concern Basis)

(Unaudited)

	September 30, 2002 (As Restated, see Note 10)	December 31, 2001
ASSETS:

INVESTMENT PROPERTY: (Note 3)	$494,386	$2,753,539

OTHER ASSETS:

Cash and cash equivalents	573,184	240,148
Cash held in Indemnification Trust (Note 8)	359,809	355,012
Property taxes escrow	22	9,563
Rents and other receivables, net	4,841	26,044
Deferred rent receivable	0	4,350
Due from General Partner	150	682
Deferred fees	0	8,365
Prepaid assets	408	4,082
Note receivable (Note 3)	0	45,250

Total other assets	938,414	693,496

Total assets	1,432,800	3,447,035

LIABILITIES:

Accounts payable and accrued expenses	20,501	33,050
Property taxes payable	1,665	34,734
Security deposits	0	8,425
Unearned rental income	0	20,437
Reserve for estimated costs during the period of liquidation	280,850	0

Total liabilities	303,016	96,646

CONTINGENT LIABILITIES: (Note 7)

NET ASSETS IN LIQUIDATION	$1,129,784	$3,350,389

The accompanying notes are an integral part of these condensed financial statements.

DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF INCOME AND CHANGES IN NET ASSETS

FOR THE PERIODS ENDED

September 30, 2002 (Liquidation Basis), June 27, 2002 (Going Concern Basis) and September 30, 2001 (Going Concern Basis)

(Unaudited)

	Three months ended September 30, 2002 (As Restated, see Note 10)	Three months ended September 30, 2001	June 28 through September 30, 2002 (As Restated, see Note 10)	January 1 through June 27, 2002 (As Restated, see Note 10)	Nine months ended September 30, 2001
REVENUES:
Rental income	$0	$79,925	$0	$108,434	$271,122
Interest income	6,414	5,568	6,414	4,094	19,501
Lease termination fee (Note 3)	0	0	0	0	181,000
Other income	0	0	0	4,902	32
Recovery of amounts previously written off	2,351	0	2,351	268	4,829

TOTAL REVENUES	8,765	85,493	8,765	117,698	476,484

EXPENSES:
Partnership management fees (Note 6)	0	17,409	0	35,455	51,652
Restoration fees (Note 6)	0	0	0	11	193
Insurance	0	804	0	2,449	2,413
Property write-downs	0	0	0	239,056	0
General and administrative	0	5,044	0	20,657	21,759
Advisory Board fees and expenses	0	1,313	0	3,832	4,649
Professional services	0	14,108	0	52,107	45,105
Real estate taxes	0	0	0	12,062	0
Defaulted/vacant tenant	0	480	0	8,415	480
Maintenance	0	0	0	4,765	79
Depreciation	0	16,324	0	29,294	48,971
Amortization	0	264	0	8,365	7,538

TOTAL EXPENSES	0	55,746	0	416,468	182,839

(LOSS) INCOME FROM OPERATIONS	8,765	29,747	8,765	(298,770)	293,645
NET ASSETS, BEGINNING OF PERIOD	3,260,869	3,670,537	3,025,524	3,350,389	3,537,694
CASH DISTRIBUTIONS	(2,139,850)	(100,119)	(2,139,850)	(26,095)	(231,174)
ADJUSTMENT TO LIQUIDATION BASIS	0	0	235,345	0	0

NET ASSETS, END OF PERIOD	$1,129,784	$3,600,165	$1,129,784	$3,025,524	$3,600,165

(LOSS) INCOME FROM OPERATIONS- GENERAL PARTNER	$0	$297	$0	$(2,988)	$2,936
(LOSS) INCOME FROM OPERATIONS- LIMITED PARTNERS	0	29,450	0	(295,782)	290,709

	$0	$29,747	$0	$(298,770)	$293,645

(LOSS) INCOME FROM OPERATIONS PER LIMITED PARTNERSHIP INTEREST, based on 17102.52 interests outstanding	$0.00	$1.72	$0.00	$(17.29)	$17.00

The accompanying notes are an integral part of these condensed financial statements.

DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE PERIODS ENDED

September 30, 2002 (Liquidation Basis), June 27, 2002 (Going Concern Basis) and September 30, 2001 (Going Concern Basis)

(Unaudited)

	June 28 through September 30, 2002 (As Restated, see Note 10)	January 1 Through June 27, 2002 (As Restated, see Note 10)	Nine Months Ended September 30, 2001
CASH FLOWS (USED IN) PROVIDED FROM OPERATING ACTIVITIES:
(Loss) income from operations	$8,765	$(298,770)	$293,645
Adjustments to reconcile (loss) income from operations to net cash (used in) provided from operating activities -
Depreciation and amortization	0	37,659	56,509
Recovery of amounts previously written off	(2,351)	(268)	(4,829)
Property write-downs	0	239,056	0
Interest applied to Indemnification Trust Account	(1,674)	(3,123)	(13,154)
Lease Termination Fee	0	0	(135,750)
Decrease in rents, other receivables & prepaid assets	1,218	23,659	10,950
Decrease/(Increase) in property taxes escrow	0	9,541	(9,541)
Decrease in deferred rent receivable	0	4,350	1,260
(Decrease) in security deposits	0	(8,425)	0
(Decrease)/Increase in accounts payable and accrued expenses	0	(12,549)	12,729
Decrease in reserve for estimated costs during the period of liquidation	(34,331)	0	0
(Decrease) in property taxes payable	0	(33,069)	0
(Decrease) in due to General Partner	(1,245)	1,777	(221)
(Decrease) in unearned rental income	0	(20,437)	(14,483)

Net cash (used in) provided from operating activities	(29,618)	(60,599)	197,115

CASH FLOWS FROM INVESTING ACTIVITIES:
Recoveries from former affiliates	2,351	268	4,829
Net proceeds from sale of properties	2,541,329	0	0
Payments received on note receivable	0	45,250	45,250

Net cash provided from investing activities	2,543,680	45,518	50,079

CASH FLOWS (USED IN) FINANCING ACTIVITIES:
Cash distributions to General Partner	150	(1,095)	(1,174)
Cash distributions to Limited Partners	(2,140,000)	(25,000)	(230,000)

Net cash (used in) financing activities	(2,139,850)	(26,095)	(231,174)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	374,212	(41,176)	16,020
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	198,972	240,148	251,528

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$573,184	$198,972	$267,548

The accompanying notes are an integral part of these condensed financial statements

DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS

These unaudited interim financial statements should be read in conjunction with DiVall Income Properties 3, Limited Partnership’s (the “Partnership”) 2001 annual audited financial statements within Form 10-K.

These unaudited financial statements include all adjustments, which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 2002, and the results of operations for the three and nine-month periods ended September 30, 2002 and 2001, and cash flows for the nine-month periods ended September 30, 2002 and 2001. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

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

As a result of the Limited Partners’ approval to sell all of the Partnership’s Properties and dissolve and liquidate the Partnership effective June 28, 2002, the Partnership’s financial statements as of September 30, 2002 have been prepared on a liquidation basis. Accordingly, assets have been valued at estimated net realizable values and liabilities include estimated costs associated with carrying out the plan of liquidation.

The reserve for liquidation at September 30, 2002 was $280,000 and reflected payments of $35,000 made against the estimated liabilities previously established as of June 28, 2002.

The statement of net assets as of September 30, 2001 and the statement of income and changes in net assets for the period ended September 30, 2001 have been prepared using the historical cost basis of accounting on which the Partnership had previously reported its financial condition and its results of operations.

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

The Partnership previously followed Statement of Financial Accounting Standards No. 121 (“FAS 121”), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, which required that all long-lived assets be reviewed for impairment in value whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In October 2001, Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”) was issued. FAS 144 supercedes FAS 121. FAS 144 primarily addresses issues relating to the implementation of FAS 121 and develops a single accounting model for long-lived assets to be disposed of, whether previously held and used or newly acquired. The provisions of FAS 144 became effective for fiscal years beginning after December 15, 2001. The Company adopted FAS 144 on January 1, 2002. See Note 3 for a discussion of the effect of adopting FAS 144.

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

As a result of the Limited Partners’ approval to sell all of the Partnership’s Properties and dissolve and liquidate the Partnership effective June 28, 2002, the Partnership’s financial statements as of September 30, 2002 have been prepared on a liquidation basis. Accordingly, assets have been valued at estimated net realizable values and liabilities include estimated costs associated with carrying out the plan of liquidation.

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

The reserve for liquidation at September 30, 2002 was $280,000 and reflected payments of $35,000 made against the estimated liabilities previously established as of June 30, 2002.

The statement of net assets as of September 30, 2001 and the statement of income and changes in net assets for the three and nine month period ended September 30, 2001 have been prepared using the historical cost basis of accounting on which the Partnership had previously reported its financial condition and its results of operations.

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

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership’s pro rata share of the total misappropriation. Through September 30, 2002, $5,808,000 of recoveries has been received which exceeded the original estimate of $3 million. As a result, since 1996, the Partnership has recognized $1,306,000 as income as recovery of amounts previously written-off in the statements of income and changes in net assets, which represents its share of the excess recovery. The current General Partner continues to pursue recoveries of the misappropriated funds, however no further significant recoveries are anticipated.

3. INVESTMENT PROPERTIES:

The total cost of the investment properties as of December 31, 2001 includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners. Investment properties at September 30, 2002 represent the estimated net realizable value of the remaining property in liquidation.

At December 31, 2000 the Partnership owned five (5) fast-food restaurants comprised of: two (2) Hardee’s restaurants, one (1) Applebee’s restaurant, and two (2) Denny’s restaurants. However, due to the write-off of the former Denny’s- Englewood property during the Fourth Quarter of 2001 only four (4) properties remained at December 31, 2001. The former Hardee’s- Oak Creek lease was terminated in the Second Quarter of 2001 and the former Denny’s- Colorado Springs lease was rejected in the tenant’s bankruptcy proceeding during the Fourth Quarter of 2001. Both properties remained vacant as of March 31, 2002. Therefore, the four (4) remaining properties at March 31, 2002 were comprised of: one (1) Hardee’s restaurant in St. Francis, Wisconsin, one (1) Applebee’s restaurant in Pittsburgh, Pennsylvania, one (1) vacant property in Oak Creek, Wisconsin, and one (1) vacant property in Colorado

Springs, Colorado. The four (4) properties were located in three (3) states. During the First Quarter of 2002, Management found a buyer for the Colorado Springs property and anticipated the property to be sold in May 2002. However, the sale was not consummated and the agreement was terminated. Management intends to continue to market the property for sale. Also during the First Quarter of 2002, Management accepted an offer for the remaining three (3) Partnership properties. Following the receipt of the written consent of Limited Partners holding more than fifty percent (50%) of the Partnership interests authorizing such sale; the three (3) properties were sold in June 2002.

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

During the period January 1, 2002 to June 27, 2002, the aggregate lease payments received from the Partnership properties, Applebee’s- Pittsburgh, Pennsylvania and Hardee’s- St. Francis, Wisconsin, pursuant to their leases totaled $102,286. These two (2) properties that were generating such lease rental were sold at the end of the Second Quarter of 2002. As of September 30, 2002 the Partnership has only one (1) vacant property remaining and Management does not anticipate any additional leases or leasing income prior to the dissolution of the Partnership.

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

At December 31, 2000 the Partnership owned five (5) fast-food restaurants comprised of: two (2) Hardee’s restaurants, one (1) Applebee’s restaurant, and two (2) Denny’s restaurants. However, due to the write-off of the former Denny’s- Englewood property (see Investment Properties in Note 3) during the Fourth Quarter of 2001 only four (4) properties remained at December 31, 2001. The Hardee’s- Oak Creek lease was terminated in the Second Quarter of 2001 and the Denny’s- Colorado Springs lease was rejected in the Fourth Quarter of 2001. Therefore, at March 31, 2002 the four (4) remaining properties were comprised of: one (1) Hardee’s restaurant, one (1) Applebee’s restaurant, one (1) vacant property in Oak Creek, Wisconsin, and one (1) vacant property in Colorado Springs, Colorado. In June 2002 all of the Partnership’s properties, except for the vacant Colorado Springs property were sold. Therefore, only one (1) vacant property remains at September 30, 2002.

6. TRANSACTIONS WITH CURRENT GENERAL PARTNER:

Amounts paid and or accrued to the current General Partner and its affiliates for the period from January 1 to June 27, 2002, June 28 to September 30, 2002, and the three and nine month periods ended September 30, 2002 and 2001 are as follows:

Current General Partner	Incurred for the three-month period ended September 30, 2002	Incurred for the three-month period ended September 30, 2001	Incurred for the period June 28 through September 30, 2002	Incurred for the period January 1 through June 27, 2002	Incurred for the nine-month period ended September 30, 2002	Incurred for the nine-month period ended September 30, 2001
Management fees	$4,379	$17,409	$4,379	$35,455	$39,834	$51,652
Restoration fees	94	0	94	11	105	193
Commissions on disposition of assets	0	0	0	82,000	82,000	0
Cash distribution	(150)	119	(150)	1,095	945	1,174
Overhead allowance	1,443	1,405	1,443	2,862	4,305	4,183
Reimbursement for out-of-pocket expenses	1,269	732	1,269	1,669	2,938	1,795

	$7,035	$19,665	$7,035	$123,092	$130,127	$58,997

7. CONTINGENT LIABILITIES:

According to the Partnership Agreement, the current General Partner may receive a disposition fee not to exceed 3% of the contract price of the sale of investment properties. Fifty percent (50%) of all such disposition fees earned by the current General Partner are to be in escrow until the aggregate amount of recovery of the funds misappropriated from the Partnerships by the former general partners is greater than $4,500,000. Upon reaching such recovery level, full disposition fees will thereafter be payable and fifty percent (50%) of the previously escrow amounts will be paid to the current General Partner. At such time as the recovery exceeds $6,000,000 in the aggregate, the remaining escrow disposition fees shall be paid to the current General Partner. If such levels of recovery are not achieved, the current General Partner will contribute the amounts in escrow towards the recovery. In lieu of an escrow, 50% of all such disposition fees have been paid directly to the restoration account and then distributed among the three Partnerships. After surpassing the $4,500,000 recovery level during March 1996, 50% of the amounts previously in escrow were refunded to the current General Partner. The General Partner does not expect any future refund, as achievement of the $6,000,000 recovery threshold appears remote.

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

10. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the filing of the Partnership’s condensed financial statements on Form 10-Q for the three and nine months ended September 30, 2002, the Partnership’s management determined that the financial statements did not properly reflect the liquidation basis of accounting. The Partnership commenced liquidation on June 28, 2002. The Partnership had originally accounted for the sale of the three properties on the going concern (historical cost) basis, recognized a gain on their sale and then adjusted the financial statements for the liquidation basis of accounting. However, management determined that the Partnership should adopt the liquidation basis of accounting prior to the sale of the properties. The adoption of the liquidation basis increased the investment properties to their net realizable values of $550,000 offset by the recorded estimated liabilities associated with the carrying out the liquidation of $315,000. The reserve for liquidation at September 30, 2002 reflects payments of $35,000 made against the estimated liability previously established. As a result, the Partnership’s financial statements for the quarter ended September 30, 2002 have been restated from amounts previously reported to properly reflect the adoption of liquidation basis of accounting.

The following is a summary of the significant effects of the restatement to the financial statements:

	As Previously Reported At September 30, 2002	As Restated At September 30, 2002
Investment Properties	$492,276	$494,386

Total Assets	1,430,690	1,432,800

Reserve for Estimated Costs During the Period of Liquidation	0	280,850

Net Assets in Liquidation	0	1,129,784

Partners’ Capital	1,398,649	0

	As Previously Reported For the Three Month Period Ended September 30, 2002	As Restated For the Three Month Period Ended September 30, 2002	As Previously Reported For the Nine Month Period Ended September 30, 2002	As Restated For the Period June 28 through September 30, 2002	As Restated For the Period January 1 through June 27, 2002
REVENUES:
Rental Income	$0	$0	$108,434	$0	$108,434
Interest Income	6,414	6,414	10,508	6,414	4,094
Lease Termination Fee	0	0	0	0	0
Gain on Sale of Assets	0	0	716,958	0	0
Other Income	0	0	4,902	0	4,902
Recovery of Amounts Previously Written-off	2,350	2,351	2,619	2,351	268

Total Revenues	8,764	8,765	843,421	8,765	117,698

EXPENSES:
Partnership Management Fee	4,379	0	39,834	0	35,455
Restoration Fees	94	0	105	0	11
Insurance	1,225	0	3,674	0	2,449
Property Write-Downs	0	0	0	0	239,056
Loss on Sale of Assets	0	0	240,838	0	0
Commissions on Sale of Assets	0	0	164,650	0	0
General and Administrative	5,483	0	26,142	0	20,657
Advisory Board Expenses	1,313	0	5,144	0	3,832
Professional Expenses	31,148	0	83,255	0	52,107
Real Estate Taxes	0	0	12,062	0	12,062
Depreciation	2,110	0	31,404	0	29,294
Amortization	0	0	8,365	0	8,365
Defaulted/Vacant Tenant	563	0	13,743	0	8,415
Maintenance	0	0	0	0	4,765

Total Expenses	46,315	0	629,216	0	416,468

Net (Loss) Income	$(37,551)		$214,205

(Loss) Income from Operations		8,765		8,765	(298,770)
Net Assets, Beginning of Period		3,260,869		3,025,524	3,350,389
Cash Distributions		(2,139,850)		(2,139,850)	(26,095)
Adjustment to Liquidation Basis		0		235,345	0

Net Assets, End of Period		$1,129,784		$1,129,784	$3,025,524

	As Previously Reported For the Three Month Period Ended September 30, 2002	As Restated For the Three Month Period Ended September 30, 2002	As Previously Reported For the Nine Month Period Ended September 30, 2002	As Restated For the Period June 28 through September 30, 2002	As Restated For the Period January 1 through June 27, 2002
Net (Loss) Income- General Partner	$(3,755)	$0	$2,142	$0	$0
Net (Loss) Income- Limited Partners	$(33,796)	$0	$212,063	$0	$0
Net (Loss) Income per Limited Partnership Interest	$(1.98)	$0	$12.40	$0	$0

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As discussed in Note 10, the Partnership has restated its condensed financial statements for the quarter ended September 30, 2002. This management’s discussion and analysis gives effect to this restatement.

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

As a result of the Limited Partners’ approval to sell all of the Partnership’s Properties and dissolve and liquidate the Partnership effective June 28, 2002, the Partnership’s financial statements as of September 30, 2002 have been prepared on a liquidation basis. Accordingly, assets have been valued at estimated net realizable values and liabilities include estimated costs associated with carrying out the plan of liquidation.

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

The reserve for liquidation at September 30, 2002 was $280,000 and reflected payments of $35,000 made against the estimated liabilities previously established as of June 30, 2002.

The statement of net assets as of September 30, 2001 and the statement of income and changes in net assets for the period ended September 30, 2001 have been prepared using the historical cost basis of accounting on which the Partnership had previously reported its financial condition and its results of operations.

Liquidity and Capital Resources:

Investment Properties and Net Investment in Direct Financing Leases

The investment property, including equipment held by the Partnership at December 31, 2001, was originally purchased at a price, including acquisition costs, of approximately $791,000. As of September 30, 2002, the investment property reflects its estimated net realizable value associated with carrying out the plan of liquidation of $494,000.

At December 31, 2000 the Partnership owned five (5) fast-food restaurants comprised of: two (2) Hardee’s restaurants, one (1) Applebee’s restaurant, and two (2) Denny’s restaurants. However, due to the write-off of the former Denny’s- Englewood property (see third paragraph below) during the Fourth Quarter of 2001 only four (4) properties remained at December 31, 2001. The former Hardee’s- Oak Creek lease was terminated in the Second Quarter of 2001 and the former Denny’s- Colorado Springs lease was rejected in the tenant’s bankruptcy proceeding during the Fourth Quarter of 2001. Both properties remained vacant as of March 31, 2002. Therefore, the four (4) remaining properties at March 31, 2002 were comprised of: one (1) Hardee’s restaurant in St. Francis, Wisconsin, one (1) Applebee’s restaurant in Pittsburgh, Pennsylvania, and one (1) vacant property in Oak Creek, Wisconsin and one (1) vacant property in Colorado Springs, Colorado. The four (4) properties were located in three (3) states. During the First Quarter of 2002, Management found a buyer for the Colorado Springs property and anticipated the property to be sold in May 2002. However, the sale was not consummated and Management is remarketing the property for sale. Also during the First Quarter of 2002, Management accepted an offer for the remaining three (3) Partnership properties, which included Applebee’s- Pittsburgh, Hardee’s- St. Francis, and vacant Oak Creek. Following the receipt of the written consent of Limited Partners holding more than fifty percent (50%) of the Partnership interests authorizing such sale; the three (3) properties were sold in June 2002.

In July of 1991, L & H Restaurants, Inc. a predecessor in interest to the Phoenix Restaurant Group, Inc. (“Phoenix”) entered into a ground lease (the “Ground Lease”) with respect to certain land and improvements in Englewood, Colorado (the “Englewood Property”). Simultaneously, Phoenix assigned its rights in the Ground Lease to the Partnership, which assumed all of Phoenix’s rights and interest, but not the obligations under the Ground Lease. In turn, the Partnership as landlord and Phoenix as tenant entered into a Net Lease for the Englewood Property (the “Englewood Lease”), pursuant to which Phoenix would pay the amounts due to the Landlord under the Ground Lease as well as additional rent to the Partnership.

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

Other Assets:

Cash and cash equivalents were $573,000 at September 30, 2002, compared to $240,000 at December 31, 2001. Cash of $471,000 is anticipated to be used for the payment of accounts payable, accrued expenses, and future distributions; and the remainder represents amounts deemed necessary to allow the Partnership to continue its plan of liquidation. Cash generated through the operations of the Partnership’s investment properties and sales of investment properties will provide the sources for future fund liquidity and Limited Partner distributions.

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

Liabilities:

Accounts payable and accrued expenses at September 30, 2002, in the amount of $20,501 primarily represented the accrual of auditing, tax, and data processing fees.

Property taxes payable at December 31, 2001, in the amount of $35,000, represented accruals of 2001 real estate taxes in relation to the vacant Oak Creek and Colorado Springs properties. The Oak Creek taxes were paid in the First Quarter of 2002 and the Colorado Springs taxes were paid in the Second Quarter of 2002.

Reserve for estimated costs during the period of liquidation amounted to $280,000 at September 30, 2002. As a result of the Limited Partner’s approval to sell all of the Partnership’s Properties and dissolve and liquidate the Partnership, the Partnership’s financial statements as of September 30, 2002 have been prepared on a liquidation basis. Accordingly, assets have been valued at estimated net realizable values and liabilities include estimated costs associated with carrying out the plan of liquidation.

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

Partners’ Capital

The income from operations for the quarter was allocated between the General Partner and the Limited Partners, 1% and 99%, respectively, as provided in the Partnership Agreement and the Amendment to the Partnership Agreement, as discussed more fully in Note 4 of the condensed financial statements. The former general partners’ capital account balance was reallocated to the Limited Partners at December 31, 1993. Refer to Note 9 to the financial statements for additional information regarding the reallocation.

Cash distributions paid to the Limited Partners during 2002 of $2,165,000, resulting from the sale of investment properties, have also been made in accordance with the amended Partnership Agreement. Due to the First Quarter 2002 operating cash deficit there was not a distribution to the Limited Partners on May 15, 2002. In addition, due to the Third Quarter 2002 operating cash deficit a Limited Partner distribution was not scheduled for November 15, 2002.

Results of Operations:

The Partnership reported income from operations for the quarter ended September 30, 2002, in the amount of $9,000 compared to income from operations for the quarter ended September 30, 2001 of $30,000. Loss from operations for the nine-months ended September 30, 2002 totaled $290,000 compared to the income from operations of $294,000 for the nine-months ended September 30, 2001. The decrease in income from operations in 2002 resulted from: (i) the loss of rental income due to the sale of the Applebee’s- Pittsburgh and Hardee’s- St. Francis properties in the Second Quarter of 2002 and the Hardee’s- Oak Creek lease termination in the Second Quarter of 2001, the Denny’s- Colorado Springs lease and the Denny’s- Englewood lease rejections at the end of the Fourth Quarter of 2001; and (ii) increased expenditures due to tenant defaults, lease terminations, and Second Quarter 2002 property sales; and (iii) the property write-downs of the vacant Oak Creek and the Hardee’s- St. Francis properties in the First Quarter of 2002. These adverse effects were also offset by Management lowering its monthly minimum management fees by 75% beginning in the Third Quarter of 2002.

Revenues:

Total revenues were $9,000, and $85,000, for the quarters ended September 30, 2002, and 2001, respectively, and were $126,000 and $476,000 for the nine-months ended September 30, 2002 and 2001, respectively. Total revenues were $9,000 for the period from June 28 through September 30, 2002 and $117,000 for the period January 1 through June 27, 2002. Total revenues in 2002 includes decreased rental income, upon the termination of the Hardee’s- Oak Creek lease in the Second Quarter of 2001, and both the rejection of the Denny’s- Colorado Springs lease and the non-cash disposal of the Denny’s Englewood property in the Fourth Quarter of 2001, and the sale of the Applebee’s- Pittsburgh and Hardee’s- St. Francis properties in the Second Quarter of 2002. In addition, in the Second Quarter of 2001 an $181,000 lease termination fee was charged to Hardee’s Food System, Inc. upon the termination of the Hardee’s - Oak Creek lease, which offset some of the lost rental income.

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

Expenses:

There were no expenses for the quarter ended September 30, 2002 or the period from June 28 through September 30, 2002, as all expenses to liquidate and dissolve the Partnership were accrued at the date of liquidation. Total expenses amounted to 65% of total revenues for the quarter ended September 30, 2001 and totaled 329% and 38% of total revenues for the nine-months ended September 30, 2002, and 2001, respectively. The increase in total expenditures in 2002 is due primarily to the property write-downs in the First Quarter of 2002, and the increase in legal fees and property expenditures in connection with maintenance, tenant default, lease terminations, property sales and Partnership dissolution. The fluctuation is also due to the increase in revenues in 2001 primarily due to the $181,000 lease termination fee. In addition, income in 2002 includes decreased rental income. Also, beginning in the Third Quarter of 2002, Management reduced its management fees by seventy-five percent (75%) due to the property sales at the end of the Second Quarter of 2002.

Property-write-downs, the write-off of non-collectible receivables, depreciation, and amortization are non-cash expenses and do not affect current operating cash flow of the Partnership or distributions to the Limited Partners.

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

PART II - OTHER INFORMATION

Items 1-3.

None.

Item 4. Controls and Procedures

As of September 30, 2002, the Partnership carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”)/Financial Officer (“CFO”), of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures. Based on that evaluation, the CEO/CFO has concluded as of September 30, 2002 that the Partnership’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Partnership in the reports it files under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the securities and Exchange Commission rules and forms. There have been no significant changes in the Partnership’s internal controls or in other factors that could significantly affect internal controls during the most recent quarter and subsequent to September 30, 2002.

Item 5. Other Information

Registrant’s interim financial statements in this Form 10-Q/A have been revised from the Form 10-Q filed for the quarterly period ended September 30, 2002 on November 13, 2002. An independent public accountant has reviewed the interim financial statements on this Form 10-Q/A.

As a result of the Limited Partner’s approval to sell all of the Partnership’s Properties and dissolve and liquidate the Partnership, the Partnership’s financial statements as of September 30, 2002 have been prepared on a liquidation basis. Accordingly, assets have been valued at estimated net realizable values and liabilities include estimated costs associated with carrying out the plan of liquidation.

In the Third Quarter of 2002 approximately $35,000 of recorded estimated liabilities associated with carrying out the liquidation were paid.

The statement of net assets as of September 30, 2001 and the statement of income and changes in net assets for the period ended September 30, 2001 have been prepared using the going concern basis of accounting on which the Partnership had previously reported its financial condition and its results of operations.

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