Form 10-K
period 2002-12-13
DIVALL INCOME PROPERTIES 3 L P
filed 2004-11-22
CIK 858715

FORM 10-K

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting securities held by non-affiliates of the Registrant: The aggregate market value of limited partnership interests held by non-affiliates is not determinable since there is no public trading market for the limited partnership interests.

Index to Exhibits located on page: 37 - 38

PART I

Item 1. Business

Background

The Registrant, DiVall Income Properties 3 Limited Partnership (the “Partnership”), is a limited partnership organized under the Wisconsin Uniform Limited Partnership Act pursuant to an Agreement of Limited Partnership dated as of December 12, 1989, and amended as of December 18, 1989, February 19, 1990, April 9, 1990, February 8, 1993, May 26, 1993, June 1, 1993, and June 30, 1994 (collectively the “Partnership Agreement”). As of December 31, 2002, the Partnership consisted of one General Partner (Management) and 958 Limited Partners owning an aggregate of 17,102.52 Limited Partnership D-Interests (the “D-Interests”) acquired at a public offering price of $1,000 per Interest before volume discounts. The Interests were sold pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933 dated April 23, 1990. On April 23, 1992, the Partnership closed the offering at 17,102.52 D-Interests ($17,102,520), providing net proceeds to the Partnership after volume discounts and offering costs of $14,408,872.

Prior to June 28, 2002 the Partnership was engaged in the business of owning and operating its investment portfolio of commercial real estate properties (the “Properties”.) The Properties were leased on a triple net basis to, and operated by, franchisors or franchisees of national, regional and local retail chains under long-term leases. The lessees consisted primarily of fast food, family style, and casual/theme restaurants.

At December 31, 2001, the Partnership owned four (4) properties and specialty leasehold improvements for use in all four (4) of the Properties. During the First Quarter of 2002, Management found a buyer for the Colorado Springs property and anticipated the property to be sold in May 2002. However, the sale was not consummated and the agreement was terminated. Management intends to continue to market the property for sale. Also during the First Quarter of 2002, Management accepted an offer for three (3) of the remaining Partnership properties. Following the receipt of the written consent of Limited Partners holding more than fifty percent (50%) of the Partnership interests authorizing such sales, the three (3) properties were sold in June 2002.

As a result of the Limited Partners’ approval to sell all of the Partnership’s Properties and dissolve and liquidate the Partnership, the Partnership’s financial statements as of December 31, 2002 and for the period from June 28, 2002 through December 31, 2002 have been prepared on a liquidation basis. Accordingly, assets have been valued at estimated net realizable values and liabilities include estimated costs associated with carrying out the plan of liquidation.

The net adjustment at June 28, 2002 required to convert from the going concern (historical cost) basis to the liquidation basis of accounting was a net increase in carrying value of net assets of $235,000, which was included in the statement of income and changes in net assets (liquidation basis) as of June 28, 2002. The net increase in the carrying value of net assets was due to an increase in the value of investment properties to their estimated net realizable values of $550,000 offset by the recorded estimated liabilities associated with carrying out the liquidation of $315,000, which was included in the statement of net assets (liquidation basis) as of June 28, 2002. In the Third Quarter of 2002, approximately $34,000 of recorded estimated liabilities associated with carrying out the liquidation were paid. In the Fourth Quarter of 2002, approximately $24,000 of the recorded estimated liabilities associated with carrying out the liquidation were paid. Additionally, during the three month period ended December 31, 2002, the adjustment to liquidation basis was reduced by $103,000 to account for a $19,000 increase in the estimated liabilities associated with carrying out the liquidation based upon updated estimates of total costs and the write down of the remaining asset by $84,000 based upon the ultimate amount realized upon its sale.

The statement of net assets as of December 31, 2001 and 2000 and the statement of income and changes in net assets for the years ended December 31, 2001 and 2000 have been prepared on a going concern basis of accounting on which the Partnership had previously reported its financial condition and its results of operations.

A preliminary investigation during 1992 by the Office of the Commissioner of Securities for the State of Wisconsin and the Securities and Exchange Commission (the “Investigation”), revealed that during at least the three years ended December 31, 1992, two of the former general partners of the Partnership, Gary J. DiVall (“DiVall”) and Paul E. Magnuson (“Magnuson”) had transferred substantial cash assets of the Partnership and two affiliated publicly registered partnerships, DiVall Insured Income Fund Limited Partnership (“DiVall 1”) and DiVall Insured Income Properties 2 Limited Partnership (“DiVall 2”) (collectively the “Partnerships”) to various other entities previously sponsored by or otherwise affiliated with DiVall and Magnuson. The unauthorized transfers were in violation of the respective Partnership Agreements.

Subsequent to discovery, and in response to the regulatory inquiries, a third-party Permanent Manager, The Provo Group, Inc. (“TPG”), was appointed (effective February 8, 1993) to assume the responsibility for daily operations and assets of the Partnerships as well as to develop and execute a plan of restoration to the Partnerships. As reported in the Partnership’s report on Form 8-K dated May 26, 1993, effective as of that date, the Limited Partners, by written consent of a majority of interests, elected the Permanent Manager, TPG, as General Partner. Additional results of the solicitation included the approval of the Permanent Manager Agreement (“PMA”), the acceptance of the resignations of the former general partners, amendments to certain provisions of the Partnership Agreement pertaining to general partner interests and compensation, and an amendment of the Partnership Agreement providing for an Advisory Board (the “Board”).

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

Advisory Board

The concept of the Advisory Board was first introduced by TPG during the solicitation of written consents for the Partnerships, and is the only type of oversight body known to exist for similar partnerships at this time. The first Advisory Board was appointed in October 1993, and held its first meeting in November 1993. The four person Advisory Board is empowered to, among other functions, review operational policies and practices, review extraordinary transactions, and advise the Partnership and the General Partner. The Advisory Board does not have the authority to direct management decisions or policies of the Partnership or remove the General Partner. The powers of the Advisory Board are advisory only. The Advisory Board has full and free access to the Partnership’s books and records, and individual Advisory Board members have the right to communicate directly with the Limited Partners concerning Partnership business. Members of the Advisory Board are compensated $1,500 annually and $500 for each quarterly meeting attended.

The Advisory Board currently consists of a broker dealer representative, William Arnold; and Limited Partners from each of the two remaining Partnerships: Richard Otte and Jesse Small from DiVall 2 and Albert Kramer from the Partnership. For a brief description of each Advisory Board member, refer to Item 10, Directors and Executive Officers of the Registrant.

The Partnership has no employees.

All of the Partnership’s business is conducted in the United States.

Item 2. Investment Properties

The Partnership owned the following Property (including specialty leasehold improvements) as of December 31, 2002:

Acquisition Date	Property Name & Address	Lessee	Purchase Price (1)		Rental Per Annum	Lease Expiration Date	Renewal Options
04/28/92	Vacant 4375 Sinton Rd Colorado Springs, CO	Vacant	$791,159	(2)	0	NA	NA

Footnotes.

(1)	Purchase price includes all costs incurred to acquire the property.
(2)	Purchase price includes cost of specialty leasehold improvements.

The total cost of the investment property includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners.

At December 31, 2000 the Partnership owned five (5) fast-food restaurants comprised of: two (2) Hardee’s restaurants, one (1) Applebee’s restaurant, and two (2) Denny’s restaurants. However, due to the write-off of the former Denny’s- Englewood property (see third paragraph below) during the Fourth Quarter of 2001 only four (4) properties remained at December 31, 2001. The former Hardee’s- Oak Creek lease was terminated in the Second Quarter of 2001 and the former Denny’s- Colorado Springs lease was rejected in the tenant’s bankruptcy proceeding during the Fourth Quarter of 2001. Both properties remained vacant as of March 31, 2002. Therefore, the four (4) remaining properties at March 31, 2002 were comprised of: one (1) Hardee’s restaurant in St. Francis, Wisconsin, one (1) Applebee’s restaurant in Pittsburgh, Pennsylvania, one (1) vacant property in Oak Creek, Wisconsin, and one (1) vacant property in Colorado Springs, Colorado. The four (4) properties were located in three (3) states. During the First Quarter of 2002, Management found a buyer for the Colorado Springs property and anticipated the property to be sold in May 2002. However, the sale was not consummated and the agreement was terminated. Management intends to continue to market the property for sale. Also during the First Quarter of 2002, Management accepted an offer for three (3) of the remaining Partnership properties. Following the receipt of the written consent of Limited Partners holding more than fifty percent (50%) of the Partnership interests authorizing such sales and the liquidation of the Partnership; the three (3) properties were sold in June 2002.

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

On October 31, 2001 Phoenix filed a voluntary petition for bankruptcy relief. On November 6, 2001 the bankruptcy court granted Phoenix’s motion to reject both the Ground Lease and the Englewood Lease. Because the Partnership did not assume any of Phoenix’s obligations under the Ground Lease, the Partnership had taken the position that it was not liable for any amounts of unpaid rent or expenses due to the Ground Lessor. Possession of the property was returned to the Ground Lessor under the Ground Lease, which resulted in a write-off of the Englewood Property and a $141,000 loss in the Fourth Quarter of 2001. The $9,600 due from Phoenix as past due rent was written-off in the Fourth Quarter of 2001.

Due to bankruptcy proceedings by Phoenix, the related lease on the Colorado Springs property was rejected in the Fourth Quarter of 2001 and rent ceased as of December 2001. The entire amount of past due rent of approximately $20,600 from Phoenix has been reserved. The amount is included in the Partnership’s claim filed in Bankruptcy Court of approximately $77,000, or one year of rent, although it is uncertain whether any portion of the amount will be collectible. During the First Quarter of 2002, Management found a buyer for the Colorado Springs property and anticipated the property to be sold in May 2002. However, the sale was not consummated and Management is remarketing the property for sale. The net asset value of the Colorado Springs property was written down by $84,000 in December 2002 to the amount ultimately realized upon its sale in 2003.

During the First Quarter of 2002, Management accepted purchase offers for three (3) of the Partnership’s properties, which included: (i) the Oak Creek property, (ii) the St. Francis property and (iii) the Applebee’s property in Pittsburgh, Pennsylvania. The sales were contingent upon Limited Partner approval to sell the remaining properties and to liquidate and dissolve the Partnership. The net asset value of the Oak Creek property was written-down by $178,000 in the First Quarter of 2002 to reflect the estimated sales price of the property at March 31, 2002 of $600,000. The St. Francis property was written-down by $61,000 in the First Quarter of 2002 to reflect the estimated sales price of the property at March 31, 2002 of $755,000. The sales were consummated in June 2002 at an aggregate sale price of $2,755,000, as the General Partner received Limited Partner approval.

In connection with the sale of these three (3) properties, sales commissions of $164,650 (approximately 6%) were paid in the Second Quarter of 2002. Of such sales commissions, $82,650 was paid to an unaffiliated broker and $82,000 was paid to a General Partner affiliate.

During March 2001, Hardee’s Food Systems, Inc. notified Management of its intent to close its restaurant in Oak Creek, Wisconsin. The lease on the property was not set to expire until 2010. In the Second Quarter of 2001, a lease termination agreement was executed and the tenant ceased the payment of rent as of April 30, 2001. Hardee’s Food Systems agreed to pay a lease termination fee of approximately two (2) years rent or $181,000. The payments were received in four (4) equal installments of $45,250. The first payment was received in May 2001 upon the execution of the agreement and the remaining balance of $135,750 represented a Note receivable. The first and second Note receivable installments were received in August and October 2001. The final installment, which was reflected as a Note receivable on the balance sheet at December 31, 2001, was received in January 2002.

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

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market Price and Dividends on Registrant’s Common Equity and Related Stockholder Matters

(a)	Although some Interests have been traded, there is no active public market for the Interests and it is not anticipated that an active public market for the Interests will develop.

(b)	As of December 31, 2002, there were 958 record holders of Interests in the Partnership.

(c)	The Partnership does not pay dividends. However, the Partnership Agreement provides for distributable net cash receipts of the Partnership to be distributed on a quarterly or monthly basis, 99% to the Limited Partners and 1% to the General Partner, subject to the limitations on distributions to the General Partner described in the Partnership Agreement. During 2002 and 2001, $2,165,000 and $310,000, respectively, was distributed in the aggregate to the Limited Partners. In 2002 and 2001, the General Partner received aggregate distributions of $734 and $492, respectively.

Item 6. Selected Financial Data

The Partnership’s selected financial data included below has been derived from the Partnership’s financial statements. The financial data selected below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and with the financial statements and the related notes appearing elsewhere in this annual report.

DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

(A Wisconsin limited partnership)

As of and for the periods ended

December 31, 2002 (liquidation basis), June 27, 2002 (going concern basis), December 31, 2001, 2000, 1999 and 1998 (going concern basis)

	Liquidation Basis	Going Concern Basis
	Period June 28 through December 31, 2002	Period January 1 through June 27, 2002	December 31, 2001	December 31, 2000	December 31, 1999	December 31, 1998
Total Revenue	$12,856	$117,698	$576,659	$458,923	$455,885	$460,297
Net Gain (Loss) on Sale/Disposal of Assets	$0	$0	$(140,822)	$0	$0	$238,698
Income (Loss) from Operations	$12,856	$(298,770)	$123,187	$219,372	$197,113	$(68,993)
Income (Loss) from Operations per Limited Partner Interest	$0.74	$(17.29)	$7.13	$12.70	$11.41	$(3.99)
Total Assets	$1,316,101	$0	$3,447,035	$3,605,173	$3,658,298	$3,685,808
Net Assets in Liquidation (2002)	$1,031,105	$0	$0	$0	$0	$0
Net Assets - Going Concern (2001, 2000, 1999 and 1998)	$0	$0	$3,350,389	$3,537,694	$3,569,199	$3,622,874
Cash Distributions Per Limited Partnership Interest	$125.13	$1.46	$18.13	$14.62	$14.62	$102.03

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Investment Properties and Net Investment in Direct Financing Leases

The investment property, including equipment held by the Partnership at December 31, 2002, was originally purchased at a price, including acquisition costs, of approximately $791,000.

At December 31, 2000 the Partnership owned five (5) fast-food restaurants comprised of: two (2) Hardee’s restaurants, one (1) Applebee’s restaurant, and two (2) Denny’s restaurants. However, due to the write-off of the former Denny’s- Englewood property (see third paragraph below) during the Fourth Quarter of 2001 only four (4) properties remained at December 31, 2001. The former Hardee’s- Oak Creek lease was terminated in the Second Quarter of 2001 and the former Denny’s- Colorado Springs lease was rejected in the tenant’s bankruptcy proceeding during the Fourth Quarter of 2001. Both properties remained vacant as of March 31, 2002. Therefore, the four (4) remaining properties at March 31, 2002 were comprised of: one (1) Hardee’s restaurant in St. Francis, Wisconsin, one (1) Applebee’s restaurant in Pittsburgh, Pennsylvania, one (1) vacant property in Oak Creek, Wisconsin, and one (1) vacant property in Colorado Springs, Colorado. The four (4) properties were located in three (3) states. During the First Quarter of 2002, Management found a buyer for the Colorado Springs property and anticipated the property to be sold in May 2002. However, the sale was not consummated and Management is remarketing the property for sale. Also during the First Quarter of 2002, Management accepted an offer for three (3) of the remaining Partnership properties, which included Applebee’s- Pittsburgh, Hardee’s- St. Francis, and vacant Oak Creek. Following the receipt of the written consent of Limited Partners holding more than fifty percent (50%) of the Partnership interests authorizing such sales, the three (3) properties were sold in June 2002.

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

On October 31, 2001 Phoenix filed a voluntary petition for bankruptcy relief. On November 6, 2001 the bankruptcy court granted Phoenix’s motion to reject both the Ground Lease and the Englewood Lease. Because the Partnership did not assume any of Phoenix’s obligations under the Ground Lease, the Partnership had taken the position that it was not liable for any amounts of unpaid rent or expenses due to the Ground Lessor. Possession of the property was returned to the Ground Lessor under the Ground Lease, which resulted in a write-off of the Englewood Property and a $141,000 loss in the Fourth Quarter of 2001. The $9,600 due from Phoenix as past due rent was written-off in the Fourth Quarter of 2001.

Due to bankruptcy proceedings by Phoenix, the related lease on the Colorado Springs property was rejected in the Fourth Quarter of 2001 and rent ceased as of December 2001. The entire amount of past due rent of approximately $20,600 from Phoenix has been reserved. The amount is included in the Partnership’s claim filed in Bankruptcy Court of approximately $77,000, or one year of rent, although it is uncertain whether any portion of the amount will be collectible. During the First Quarter of 2002, Management found a buyer for the Colorado Springs property and anticipated the property to be sold in May 2002. However, the sale was not consummated and Management is remarketing the property for sale. The net asset value of the Colorado Springs property was written down by $84,000 in December 2002 to the amount ultimately realized upon its sale in 2003.

During the First Quarter of 2002, Management accepted purchase offers for three (3) of the Partnership’s properties, which included: (i) the Oak Creek property, (ii) the St. Francis property and (iii) the Applebee’s property in Pittsburgh, Pennsylvania. The sales were contingent upon Limited Partner approval to sell the remaining properties and to liquidate and dissolve the Partnership. The net asset value of the Oak Creek property was written-down by $178,000 in the First Quarter of 2002 to reflect the estimated sales price of the property at March 31, 2002 of $600,000. The St. Francis property was written-down by $61,000 in the First Quarter of 2002 to reflect the estimated sales price of the property at March 31, 2002 of $755,000. The sales were consummated in June 2002 at a sales price of $2,755,000, as the General Partner received Limited Partner approval.

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

Other Assets

Cash and cash equivalents held by the Partnership were $539,000 at December 31, 2002, compared to $240,000 at December 31, 2001. Cash of $54,000 is anticipated to be used for the payment of year-end accounts payable, accrued expenses and the payment of liabilities associated with liquidation of the Partnership; and $383,000 for future distributions upon Partnership liquidation and dissolution. The sale of the final Partnership property will provide a source for future liquidity and Limited Partner distributions.

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

Deferred fees were approximately $8,000, net of amortization, at December 31, 2001. Deferred fees represent leasing commissions paid when properties are leased and/or upon the negotiated extension of a lease. Leasing commissions are capitalized and amortized over the life of the lease. During the Second Quarter of 2001, the net deferred fee balance related to the former Hardee’s- Oak Creek tenant was written-off due to its lease termination. During the Second Quarter of 2002, the net deferred fee balance related to the Hardee’s- St. Francis property was written-off due to the sale of the property in June 2002.

The Note receivable balance at December 31, 2001 was $45,250. In the Second Quarter of 2001, a lease termination agreement was executed with Hardee’s Food Systems upon the closing of its restaurant in Oak Creek, Wisconsin. Hardee’s Food Systems agreed to pay a lease termination fee of approximately two (2) years rent or $181,000. The payments were received in four equal (4) installments of $45,250. The first payment was received in May 2001 upon the execution of the agreement and the balance of $135,750 was shown as Note receivable on the balance sheet. The first and second Note receivable installments were received in August and October 2001. The final installment, which was reflected as Note receivable on the balance sheet at December 31, 2001, was received in January 2002.

Liabilities

Accounts payable and accrued expenses at December 31, 2002 and 2001, in the amount of $7,000 and $33,000, respectively, primarily representing accruals of auditing, tax, and data processing fees.

Property taxes payable at December 31, 2001, in the amount of $35,000, represented accruals of 2001 real estate taxes in relation to the vacant Oak Creek and Colorado springs properties. The Oak Creek taxes were paid in the First Quarter of 2002 and the Colorado Springs taxes were paid in the Second Quarter of 2002.

Partners’ Capital and Net Assets in Liquidation

Income (loss) from operations for the year was allocated between the General Partner and the Limited Partners, 1% and 99%, respectively, as provided in the Partnership Agreement as discussed more fully in Note 4 of the financial statements included in Item 8 of this report. The former general partners’ capital account balance was reallocated to the Limited Partners at December 31, 1993. Refer to Note 9 to the financial statements included in Item 8 of this report for additional information regarding the reallocation.

Cash distributions paid to the Limited Partners and to the General Partner during 2002, of $2,165,000 and $734, respectively, have also been made in accordance with the Partnership Agreement. Due to cash deficits during the First and Third Quarters of 2002, there were no distributions to the Limited Partners on May 15, 2002 and November 15, 2002. In addition, due to the Fourth Quarter 2002 cash flow deficit a Limited Partner distribution was not scheduled for February 15, 2003.

Results of Operations

The Partnership reported income from operations of $13,000 for the period June 28 to December 31, 2002 (liquidation basis) and loss from operations of $299,000 for the period January 1 to June 27, 2002 (going concern basis) and compared to income from operations for the years ended December 31, 2001 and 2000 of $123,000 and $219,000, respectively. The decrease in income for 2002 resulted from: (i) the loss of rental income due to the sale of the Applebee’s- Pittsburgh and Hardee’s- St. Francis properties in the Second Quarter of 2002 and the Hardee’s- Oak Creek lease termination in the Second Quarter of 2001, the Denny’s- Colorado Springs lease and the Denny’s- Englewood lease rejections at the end of the Fourth Quarter of 2001; (ii) increased expenditures due to tenant defaults, lease terminations, and Second Quarter 2002 property sales; and (iii) the property write-downs of the vacant Oak Creek and the Hardee’s- St. Francis properties in the First Quarter of 2002. These adverse effects were also offset by Management lowering its monthly minimum management fees by 75% beginning in the Third Quarter of 2002. Results for 2001 were impacted by the former Hardee’s- Oak Creek $181,000 lease termination fee, defaulted tenant real estate taxes, and write-offs for non-collectible rents in the Fourth Quarter of 2001.

Revenues

Total revenues were $13,000 for the period June 28 to December 31, 2002 (liquidation basis) and $118,000 for the period January 1 to June 27, 2002 (going concern basis) and $577,000 and $459,000, for the years ended December 31, 2001 and 2000 (going concern basis), respectively. Total revenues in 2002 includes decreased rental income upon the termination of the Hardee’s- Oak Creek lease in the Second Quarter of 2001, and both the rejection of the Denny’s- Colorado Springs lease and the non-cash disposal of the Denny’s- Englewood property in the Fourth Quarter of 2001. The increase in revenue in 2001 was due primarily to the $181,000 lease termination fee, offset by decreased rental income, upon the termination of the Hardee’s-Oak Creek property lease in the Second Quarter of 2001.

As of December 31, 2002, total rental revenues should approximate zero (0) annually, as the Partnership currently does not own a property with a lease currently in place. The Partnership only owns one (1) vacant property and Management does not anticipate any additional leases or leasing income prior to the dissolution of the Partnership. However, in the Third Quarter and Fourth Quarters of 2002 the Partnership did generate revenues of $13,000. These revenues came from interest earnings and small recoveries from former General Partners. Management anticipates that such revenue types may continue to be generated until Partnership dissolution.

Expenses

For the years ended December 31, 2002, 2001, and 2000, total expenses amounted to 319%, 54%, and 52%, of total revenues, respectively. The increase in total expenditures in 2002 is due primarily to the property write-downs in the First Quarter of 2002, and the increase in legal fees and property expenditures in connection with maintenance, tenant default, lease terminations, property sales and Partnership dissolution. The fluctuation is also due to the increase in revenues in 2001 primarily due to the $181,000 lease termination fee. In addition, income in 2002 includes decreased rental income. Also, beginning in the Third Quarter of 2002, Management reduced its management fees by seventy-five percent (75%) due to the property sales at the end of the Second Quarter of 2002. The increase in total expenses in 2001 is due primarily to defaulted tenant real estate taxes, and the write-off of non-collectible receivables in the Fourth Quarter.

Loss on Disposal of Assets, net

For the year-ended December 31, 2001 the $141,000 net loss from disposal was due to the Englewood property write-off in the Fourth Quarter of 2001.

Adjustment to Liquidation Basis

The net adjustment at June 28, 2002 required to convert from the going concern (historical cost) basis to the liquidation basis of accounting was a net increase in carrying value of net assets of $235,000, which was included in the statement of income and changes in net assets (liquidation basis) as of June 28, 2002. The net increase in the carrying value of net assets was due to an increase in the value of investment properties to their estimated net realizable values of $550,000 offset by the recorded estimated liabilities associated with carrying out the liquidation of $315,000, which was included in the statement of net assets (liquidation basis) as of June 28, 2002. For the three-month period ended September 30, 2002 approximately $34,000 of recorded estimated liabilities associated with carrying out the liquidation were paid. For the three-month period ended December 31, 2002 approximately $24,000 of recorded estimated liabilities associated with carrying out the liquidation were paid. Additionally, during the three month period ended December 31, 2002, the adjustment to liquidation basis was reduced by $103,000 to account for a $19,000 increase in the estimated liabilities associated with carrying out the liquidation based upon updated estimates of total costs and the write down of the remaining asset by $84,000 based upon the ultimate amount realized upon its sale.

New Accounting Pronouncement

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

Critical Accounting Policies

The Partnership believes that its most significant accounting policies deal with:

Adjustments to liquidation basis – During 2002 the Partnership adopted the liquidation basis of accounting for the period subsequent to June 27, 2002. Significant estimates have been made with respect to the fair values of the Partnership’s assets and the amounts of liabilities recorded to carry out the plan of liquidation. Such estimates are subject to periodic review and update and may vary significantly from period to period throughout the period of liquidation.

Depreciation methods and lives – Prior to June 28, 2002, depreciation of the properties was provided on a straight-line basis over 31.5 years, which was the estimated useful life of the buildings and improvements. While the Partnership believed these were the appropriate lives and methods, use of different lives and methods could result in different impacts on net income.

Revenue recognition – Prior to June 28, 2002, rental revenue from investment properties was recognized on the straight-line basis over the life of the respective lease. Percentage rents were accrued only when tenants reached the breakpoint stipulated in the leases.

Prior to June 28, 2002, the Partnership periodically reviewed its long-lived assets, primarily real estate, for impairment whenever events or changes in circumstances indicated that the carrying amount of such assets may not be recoverable. The Partnership’s review involved comparing current and future operating performance of the assets, the most significant of which is undiscounted operating cash flows, to the carrying value of the assets. Based on this analysis, a provision for possible loss was recognized, if any.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

The Partnership is not subject to market risk.

Item 8. Financial Statements and Supplementary Data

DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

(A Wisconsin limited partnership)

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

Page
Report of Independent Registered Public Accounting Firm	14 -15

Independent Auditors’ Report	16 -17

Statements of Net Assets as of December 31, 2002 (Liquidation Basis) and 2001 (Going Concern Basis)	18

Statements of Income (Loss) and Changes in Net Assets for the Periods Ended December 31, 2002 (Liquidation Basis), June 27, 2002, and the Years Ended December 31, 2001 and 2000 (Going Concern Basis)	19
Statements of Partners’ Capital for the Period Ended June 27, 2002, and the Years Ended December 31, 2001 and 2000 (Going Concern Basis)	20
Statements of Cash Flows for the Periods Ended December 31, 2002 (Liquidation Basis), June 27, 2002, and the Years Ended December 31, 2001 and 2000 (Going Concern Basis)	21

Notes to Financial Statements	22 -31

Schedule III—Real Estate and Accumulated Depreciation, December 31, 2002	39

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of DiVall Income

Properties 3 Limited Partnership:

We have audited the accompanying statement of net assets (liquidation basis) of DiVall Income Properties 3 Limited Partnership (a Wisconsin limited partnership) (the “Partnership”) as of December 31, 2002, and the related statements of changes in net assets (liquidation basis) and cash flows (liquidation basis) for the period June 28, 2002 to December 31, 2002. In addition, we have audited the accompanying statements of operations, partners’ capital and cash flows for the period January 1, 2002 to June 27, 2002. Our audit also included the 2002 financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the 2002 financial statements and financial statement schedule based on our audit. The financial statements and financial statement schedule as of December 31, 2001 and for each of the years in the two-year period then ended, before the reclassification to present the 2001 financial statements as a statement of net assets as discussed in Note 1 to the financial statements, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements and stated that such 2001 and 2000 financial statement schedules, when considered in relation to the 2001 and 2000 basic financial statements taken as a whole presented fairly, in all material respects the information set forth therein, in their report dated March 8, 2002.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 1 to the financial statements, the partners of DiVall Income Properties 3 Limited Partnership approved a plan of liquidation on June 28, 2002. As a result, the Partnership has changed its basis of accounting from the going concern basis to the liquidation basis effective June 28, 2002.

In our opinion, the 2002 financial statements present fairly, in all material respects, the net assets (liquidation basis) of DiVall Income Properties 3 Limited Partnership at December 31, 2002, the changes in its net assets (liquidation basis) and its cash flows (liquidation basis) for the period June 28 to December 31, 2002, and the results of its operations and its cash flows for the period January 1, 2002 to June 27, 2002 (going concern basis), in conformity with accounting principles generally accepted in the United States of America applied on the basis described in the preceding paragraph. Also, in our opinion, the 2002 financial statement schedule, when considered in relation to the 2002 basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the financial statements, because of the inherent uncertainty of valuation when a partnership is in liquidation, the amounts realizable from the disposition of the remaining assets and amounts that creditors agree to accept in settlement of the obligations due them may differ materially from the amounts shown in the accompanying financial statements (liquidation basis).

As discussed above, the financial statements of DiVall Income Properties 3 Limited Partnership as of December 31, 2001, and for the two years in the period then ended were audited by other auditors who have ceased operations. As described in Note 1, those financial statements have been revised to present a statement of net assets and changes in its net assets. We audited the reclassifications described in Note 1 that were applied to the 2001 financial statements. In our opinion, such reclassifications were appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of the Partnership other than with respect to such reclassifications and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.

DELOITTE & TOUCHE LLP

October 22, 2004

Chicago, Illinois

The report on the following page is a copy of the report previously issued by Arthur Andersen LLP (“Andersen”) in connection with the filing of our Form 10-K for the year ended December 31, 2001. The inclusion of this previously issued Andersen report is pursuant to the “Temporary” and Final Rule for and Final Rule Requirements for Arthur Andersen LLP Auditing Clients,” issued by the SEC in March 2002. Note that this previously issued Andersen report includes references to fiscal year 1999, which is not required to be presented in the accompanying consolidated financial statements for the period ended December 31, 2002. This audit report has not been reissued by Andersen in connection with the filing of this Form 10-K.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of

Divall Insured Properties 3 Limited Partnership:

We have audited the accompanying balance sheets of Divall Income Properties 3 Limited Partnership (the Partnership), as of December 31, 2001 and 2000, and the related statements of income, partners’ capital and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/S/    ARTHUR ANDERSEN LLP

ARTHUR ANDERSEN LLP

Chicago, Illinois

March 8, 2002

DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

STATEMENTS OF NET ASSETS AS OF

December 31, 2002 (Liquidation Basis) and December 31, 2001 (Going Concern Basis)

	December 31,
	2002	2001
ASSETS

INVESTMENT PROPERTIES: (Note 3)

Investment property	$409,933	$2,753,539

OTHER ASSETS:

Cash and cash equivalents	538,862	240,148
Cash held in indemnification trust (Note 8)	361,257	355,012
Property taxes escrow	23	9,563
Rents and other receivables, net allowance of $30,137 in 2001	4,834	26,044
Deferred rent receivable	0	4,350
Due from General Partner	211	682
Deferred fees	0	8,365
Prepaid assets	981	4,082
Note receivable (Note 3)	0	45,250

Total other assets	906,168	693,496

Total assets	1,316,101	3,447,035

LIABILITIES:

Accounts payable and accrued expenses	7,125	33,050
Property taxes payable	1,665	34,734
Security deposits	0	8,425
Unearned rental income	0	20,437
Reserve for estimated costs during the period of liquidation (Note 1)	276,206	0

Total liabilities	284,996	96,646

CONTINGENT LIABILITIES: (Note 7)

NET ASSETS IN LIQUIDATION	$1,031,105	$3,350,389

The accompanying notes are an integral part of these financial statements.

DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

STATEMENTS OF INCOME (LOSS) AND CHANGES IN NET ASSETS

For the Periods June 28 through December 31, 2002 (Liquidation Basis) and

January 1 through June 27, 2002 and the Years Ended December 31, 2001 and 2000 (Going Concern Basis)

	Liquidation Basis	Going Concern Basis
	Period June 28 through December 31, 2002	Period January 1 through June 27, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
REVENUES:
Rental income (Note 5)	$0	$108,434	$365,067	$425,336
Interest income	9,215	4,094	22,512	29,070
Other income	0	4,902	32	225
Lease termination fee (Note 3)	0	0	181,000	0
Recovery of amounts previously written off (Note 2)	3,641	268	8,048	4,292

	12,856	117,698	576,659	458,923

EXPENSES:

Management fees (Note 6)	0	35,455	68,932	66,930
Restoration fees (Note 6)	0	11	322	172
Insurance	0	2,449	3,651	2,977
General and administrative	0	20,657	24,629	25,887
Advisory Board fees and expenses	0	3,832	5,962	9,365
Real estate taxes	0	12,062	25,193	0
Professional services	0	52,107	75,480	67,140
Maintenance expense	0	4,765	79	0
Defaulted/Vacant tenant	0	8,415	5,736	0
Depreciation	0	29,294	65,294	65,294
Amortization	0	8,365	7,802	1,786
Property write-downs	0	239,056	0	0
Write-off of non-collectible receivables	0	0	29,570	0

	0	416,468	312,650	239,551

LOSS ON SALE OF ASSETS, NET	0	0	(140,822)	0

INCOME (LOSS) FROM OPERATIONS	12,856	(298,770)	123,187	219,372

NET ASSETS, BEGINNING OF PERIOD	3,025,524	3,350,389	3,537,694	3,569,199

CASH CONTRIBUTIONS (DISTRIBUTIONS)- GENERAL PARTNER	361	(1,095)	(492)	(877)

CASH DISTRIBUTIONS- LIMITED PARTNERS	(2,140,000)	(25,000)	(310,000)	(250,000)

ADJUSTMENT TO LIQUIDATION BASIS	132,364	0	0	0

NET ASSETS, END OF PERIOD	$1,031,105	$3,025,524	$3,350,389	$3,537,694

INCOME (LOSS) FROM OPERATIONS - CURRENT GENERAL PARTNER	$129	$(2,988)	$1,232	$2,194

INCOME (LOSS) FROM OPERATIONS - LIMITED PARTNERS	12,727	(295,782)	121,955	217,178

	$12,856	$(298,770)	$123,187	$219,372

INCOME (LOSS) FROM OPERATIONS PER LIMITED PARTNERSHIP INTEREST, based on 17,102.52 interests outstanding	$0.74	$(17.29)	$7.13	$12.70

The accompanying notes are an integral part of these financial statements.

DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

STATEMENTS OF PARTNERS’ CAPITAL

For the period January 1 through June 27, 2002

and for the years ended December 31, 2001 and 2000 (Going Concern Basis)

	General Partners			Limited Partners
	Cumulative Net Income	Cumulative Cash Distributions	Total	Capital Contributions, Net of Offering Costs	Cumulative Net Income (Loss)	Cumulative Cash Distributions	Reallocation	Total
BALANCE AT DECEMBER 31, 1999	$16,727	$(8,753)	$7,974	$14,408,872	$(99,172)	$(10,482,984)	$(265,491)	$3,561,225

Cash Distributions ($14.62 per limited partnership interest outstanding)		(877)	(877)			(250,000)		(250,000)
Net Income	2,194		2,194		217,178			217,178

BALANCE AT DECEMBER 31, 2000	$18,921	$(9,630)	$9,291	$14,408,872	$118,006	$(10,732,984)	$(265,491)	$3,528,403

Cash Distributions ($18.13 per limited partnership interest outstanding)		(492)	(492)			(310,000)		(310,000)
Net Income	1,232		1,232		121,955			121,955

BALANCE AT DECEMBER 31, 2001	$20,153	$(10,122)	$10,031	$14,408,872	$239,961	$(11,042,984)	$(265,491)	$3,340,358

Cash Distributions ($1.46 per limited partnership interest outstanding)		(1,095)	(1,095)			(25,000)		(25,000)
Net Loss	(2,988)		(2,988)		(295,782)			(295,782)

BALANCE AT JUNE 27, 2002	$17,165	$(11,217)	$5,948	$14,408,872	$(55,821)	$(11,067,984)	$(265,491)	$3,019,576

The accompanying notes are an integral part of these financial statements.

DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

For the Periods June 28 through December 31, 2002 (Liquidation Basis) and

January 1 through June 27, 2002 and for the Years Ended December 31, 2001 and 2000 (Going Concern Basis)

		Going Concern Basis
	Period June 28 through December 31, 2002	Period January 1 through June 27, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
CASH FLOWS (USED IN) PROVIDED FROM OPERATING ACTIVITIES:
Income (loss) from operations	$12,856	$(298,770)	$123,187	$219,372
Adjustments to reconcile income (loss) from operations to net cash (used in) provided from operating activities -
Depreciation and amortization	0	37,659	73,096	67,080
Loss on disposal of assets, net	0	0	140,822	0
Property write-downs	0	239,056	0	0
Lease termination fee	0	0	(135,750)	0
Recovery of amounts previously written off	(3,641)	(268)	(8,048)	(4,292)
Write-off of non-collectible receivables	0	0	29,570	0
Interest applied to Indemnification Trust Account	(3,122)	(3,123)	(15,272)	(19,399)
Decrease (Increase) in rents, other receivables and prepaid assets	652	23,659	(47,243)	(2,018)
Decrease (Increase) in property taxes escrow	(1)	9,541	(9,563)	0
Decrease in deferred rent receivable	0	4,350	13,070	1,679
Increase (Decrease) in accounts payable and accrued expenses	(13,376)	(12,549)	9,800	(3,891)
Decrease in reserve for estimated costs during the period of liquidation	(57,503)	0	0	0
(Decrease) Increase in property taxes payable	0	(33,069)	34,734	0
(Decrease) Increase in due to (from) General Partner	(1,306)	1,777	(1,022)	270
Decrease in security deposits	0	(8,425)	0	0
Decrease in unearned rental income	0	(20,437)	(6,817)	(18,000)

Net cash (used in) provided from operating activities	(65,441)	(60,599)	200,564	240,801

CASH FLOWS FROM INVESTING ACTIVITIES:
Recoveries from former General Partner affiliates	3,641	268	8,048	4,292
Proceeds from sale of properties	2,541,329	0	0	0
Payments on note receivable	0	45,250	90,500	0

Net cash provided from investing activities	2,544,970	45,518	98,548	4,292

CASH FLOWS (USED IN) FINANCING ACTIVITIES:
Cash contributions from (distributions to) General Partner	361	(1,095)	(492)	(877)
Cash distributions to Limited Partners	(2,140,000)	(25,000)	(310,000)	(250,000)

Net cash (used in) financing activities	(2,139,639)	(26,095)	(310,492)	(250,877)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	339,890	(41,176)	(11,380)	(5,784)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	198,972	240,148	251,528	257,312

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$538,862	$198,972	$240,148	$251,528

The accompanying notes are an integral part of these financial statements.

DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIODS JUNE 28 THROUGH DECEMBER 31, 2002 (LIQUIDATION

BASIS) AND JANUARY 1 THROUGH JUNE 27, 2002 AND FOR THE YEARS ENDED

DECEMBER 31, 2001 AND 2000 (GOING CONCERN BASIS)

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

DiVall Income Properties 3 Limited Partnership (the “Partnership”) was formed on December 12, 1989, pursuant to the Uniform Limited Partnership Act of the State of Wisconsin. The initial capital, which was contributed during 1989, consisted of $300, representing aggregate capital contributions of $200 by the former general partners and $100 by the Initial Limited Partner.

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

Prior to June 28, 2002, the Partnership was engaged in the business of owning and operating its investment portfolio of commercial real estate properties (the “Properties”). The Properties were leased on a triple net basis to, and operated by, franchisors or franchisees of national, regional and local retail chains under long-term leases. The lessees consisted primarily of fast food, family style, and casual/theme restaurants. At December 31, 2001, the Partnership owned four (4) properties and specialty leasehold improvements for use in all four (4) of the Properties. In June 2002 the Partnership sold all but the vacant Colorado Springs property. Therefore, as of December 31, 2002 the Partnership owns one (1) vacant property and specialty leasehold improvements for use in the one (1) property.

As a result of the Limited Partners’ approval to sell all of the Partnership’s properties and dissolve and liquidate the Partnership, the Partnership’s financial statements for the period subsequent to June 27, 2002 have been prepared on a liquidation basis. Accordingly, assets have been valued at estimated net realizable values and liabilities include estimated costs associated with carrying out the plan of liquidation.

Prior to June 28, 2002, rental revenue from investment properties was recognized on the straight-line basis over the life of the respective lease. Percentage rents were accrued only when the tenant had reached the revenue breakpoint stipulated in the lease.

The Partnership operates in only one segment and therefore no further segment reporting is made.

Prior to June 28, 2002, depreciation of the properties and improvements was provided on a straight-line basis over 31.5 years, which were the estimated useful lives of the buildings and improvements.

Prior to June 28, 2002, deferred fees represented leasing commissions paid when properties were leased and upon the negotiated extension of a lease. Leasing commissions were capitalized and amortized over the original lease term.

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

The Partnership previously followed Statement of Financial Accounting Standards No.121 (FAS 121), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, which required that all long-lived assets be reviewed for impairment in value whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In October 2001, Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144) was issued. FAS 144 supercedes FAS 121. FAS 144 develops a single accounting model for long-lived assets to be disposed of, whether previously held and used or newly acquired. The provisions of FAS 144 became effective for fiscal years beginning after December 15, 2001. The Company adopted FAS 144 on January 1, 2002.

Prior to June 28, 2002, the Partnership periodically reviewed its long-lived assets, primarily real estate, for impairment whenever events or changes in circumstances indicated that the carrying amount of such assets may not be recoverable. The Partnership’s review involved comparing current and future operating performance of the assets, the most significant of which is undiscounted operating cash flows, to the carrying value of the assets. Based on this analysis, a provision for possible loss was recognized, if any.

During the First Quarter of 2002, Management found a buyer for the Colorado Springs property and anticipated the property to be sold in May 2002. However, the sale was not consummated and the agreement was terminated. Management intends to continue to market the property for sale. Also, during the First Quarter of 2002, Management accepted an offer for the remaining three (3) Partnership properties, which included the Applebee’s- Pittsburgh, Hardee’s- St. Francis and the vacant Oak Creek properties. The General Partner sought the written consent of the Limited Partners to sell all of the Partnership’s properties and dissolve and liquidate the Partnership. Prior to the sale of the remaining properties, the General Partner had received the written consent of the holders of more than fifty percent (50%) of the Partnership interests authorizing such sales and dissolution and liquidation of the Partnership. All of the Partnership’s properties, except for the vacant Colorado Springs property, were sold in June 2002.

As a result of the Limited Partners’ approval to sell all of the Partnership’s properties and dissolve and liquidate the Partnership, the Partnership’s financial statements as of December 31, 2002 and for the period from June 28, 2002 have been prepared on a liquidation basis. Accordingly, assets have been valued at estimated net realizable values and liabilities include estimated costs associated with carrying out the plan of liquidation.

The net adjustment at June 28, 2002 required to convert from the going concern (historical cost) basis to the liquidation basis of accounting was a net increase in carrying value of net assets of $235,000 which was included in the statement of income and changes in net assets (liquidation basis) as of June 28, 2002. The net increase in the carrying value of net assets was due to an increase in the value of investment properties to their estimated net realizable values of $550,000, offset by the recorded estimated liabilities associated with carrying out the liquidation of $315,000, which was included in the statement of net assets (liquidation basis) as of June 28, 2002. The investment properties’ net realizable basis was based on recent offers to purchase the properties. Investment properties were further reduced during the fourth quarter of 2002 by $84,000 to the amount ultimately realized upon the sale of the final asset in 2003. Estimated liabilities associated with carrying out the liquidation were based upon: (1) historical costs for similar items and services, (2) based on agreements currently in place, and (3) estimates provided by service providers.

The reserve for liquidation at December 31, 2002 was $276,000 and reflected payments of $58,000 made against the estimated liabilities previously established as of June 28, 2002. Additionally, during the three month period ended December 31, 2002, the adjustment to liquidation basis was reduced by $103,000 to account for a $19,000 increase in the estimated liabilities associated with carrying out the liquidation based upon updated estimates of total costs and the write down of the remaining asset by $84,000 based upon the ultimate amount realized upon its sale.

The statement of net assets as of December 31, 2001 and 2000 and the statement of income and changes in net assets for the years ended December 31, 2001 and 2000 have been prepared on a going concern basis of accounting on which the Partnership had previously reported its financial condition and its results of operations.

No provision for Federal income taxes has been made, as any liability for such taxes would be that of the individual partners rather than the Partnership. At December 31, 2002, the tax basis of the Partnership’s assets exceeded the amounts reported in the accompanying financial statements by approximately $220,499.

The following represents a reconciliation of income (loss) from operations/Net income as stated on the Partnership’s statements of income and changes in net assets to net income for tax reporting purposes:

	Year Ended 2002	Year Ended 2001	Year Ended 2000
Income (loss) from operations/Net income per statements of income	$(285,914)	$123,187	$219,372
Book to tax depreciation difference	(7,427)	(11,439)	(11,586)
Loss on property dispositions	(729,562)	(2,428)	0
Property write-downs	239,056	0	0
Straight line rent adjustment	4,350	64,038	(1,679)
Prepaid rent	6,817	(6,817)	(18,000)
Minimum lease payments received	(37,534)	0	0
Bad debt reserve/expense	0	30,137	0
Adjustment to liquidation basis	447,432	0	0
Other, net	30	47	3

Net (loss) income for tax reporting purposes	$(362,752)	$196,725	$188,110

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

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership’s pro rata share of the total misappropriation. Restoration expenses and recoveries have been allocated based on the same percentages. Through December 31, 2002, $5,810,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, during 1996, 1997, 1999, 2000, 2001 and 2002 the Partnership has recognized a total of $1,307,000 as income, which represents its share of the excess recovery. There were no restoration activities or recoveries in 1998. The current General Partner continues to pursue recoveries of the misappropriated funds, however, no further significant recoveries are anticipated.

3. INVESTMENT PROPERTIES:

The total cost of the investment properties includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners. Accumulated depreciation as of December 31, 2001 was $836,890. Investment properties at December 31, 2002 represent the estimated net realizable value of the remaining property in liquidation.

At December 31, 2000 the Partnership owned five (5) fast-food restaurants comprised of: two (2) Hardee’s restaurants, one (1) Applebee’s restaurant, and two (2) Denny’s restaurants. However, due to the write-off of the former Denny’s- Englewood property (see third paragraph below) during the Fourth Quarter of 2001 only four (4) properties remained at December 31, 2001. The former Hardee’s- Oak Creek lease was terminated in the Second Quarter of 2001 and the former Denny’s- Colorado Springs lease was rejected in the tenant’s bankruptcy proceeding during the Fourth Quarter of 2001. Both properties remained vacant as of March 31, 2002. Therefore, the four (4) remaining properties at March 31, 2002 were comprised of: one (1) Hardee’s restaurant in St. Francis, Wisconsin, one (1) Applebee’s restaurant in Pittsburgh, Pennsylvania, one (1) vacant property in Oak Creek, Wisconsin, and one (1) vacant property in Colorado Springs, Colorado. The four (4) properties were located in three (3) states. During the First Quarter of 2002, Management found a buyer for the vacant Colorado Springs property and anticipated the property to be sold in May 2002. However, the sale was not consummated and the agreement was terminated. Management intends to continue to market the property for sale. Also during the First Quarter of 2002, Management accepted an offer for three (3) of the remaining Partnership properties. Following the receipt of the written consent of Limited Partners holding more than fifty percent (50%) of the Partnership interests authorizing such sales and the liquidation of the Partnership; the three (3) properties were sold in June 2002.

In July of 1991 L&H Restaurants, Inc, a predecessor in interest to the Phoenix Restaurant Group, Inc. (“Phoenix”) entered into a ground lease (the “Ground Lease”) with respect to certain land and improvements in Englewood, Colorado (the “Englewood Property”). Simultaneously, Phoenix assigned its rights in the Ground Lease to the Partnership, which assumed all of Phoenix’s rights and interest, but not the obligations under the Ground Lease. In turn, the Partnership as landlord and Phoenix as tenant entered into a Net Lease for the Englewood Property (the “Englewood Lease”), pursuant to which Phoenix would pay the amounts due to the landlord under the Ground Lease as well as additional rent to the Partnership.

On October 31, 2001 Phoenix filed a voluntary petition for bankruptcy relief. On November 6, 2001 the bankruptcy court granted Phoenix’s motion to reject both the Ground Lease and the Englewood Lease. Because the Partnership did not assume any of Phoenix’s obligations under the Ground Lease, the Partnership had taken the position that it was not liable for any amounts of unpaid rent or expenses due to the Ground Lessor. Possession of the property was returned to the Ground Lessor under the Ground Lease, which resulted in a write-off of the Englewood Property and a $141,000 loss in the Fourth Quarter of 2001. The $9,600 due from Phoenix as past due rent was written-off in the Fourth Quarter of 2001.

Due to bankruptcy proceedings by Phoenix, the related lease on the Colorado Springs property was rejected in the Fourth Quarter of 2001 and rent ceased as of December 2001. The entire amount of past due rent of approximately $20,600 from Phoenix has been reserved. The amount is included in the Partnership’s claim filed in Bankruptcy Court of approximately $77,000, or one year of rent, although it is uncertain whether any portion of the amount will be collectible. During the First Quarter of 2002, Management found a buyer for the Colorado Springs property and anticipated the property to be sold in May 2002. However, the sale was not consummated and Management is remarketing the property for sale. The net asset value of the Colorado Springs property was written down by $84,000 in December 2002.

During the First Quarter of 2002, Management accepted purchase offers for three (3) of the Partnership’s properties, which included: (i) the Oak Creek property, (ii) the St. Francis property and (iii) the Applebee’s property in Pittsburgh, Pennsylvania. The sales were contingent upon Limited Partner approval to sell the remaining properties and to liquidate and dissolve the Partnership. The net asset value of the Oak Creek property was written-down by $178,000 in the First Quarter of 2002 to reflect the estimated fair value of the property at March 31, 2002 of $600,000. The St. Francis property was written-down by $61,000 in the First Quarter of 2002 to reflect the estimated fair value of the property at March 31, 2002 of $755,000. The sales were consummated in June 2002 at an aggregate sale price of $2,755,000, as the General Partner received Limited Partner approval.

In connection with the sale of these three (3) properties sales commissions of $164,650 (approximately 6%) were paid in the Second Quarter of 2002. Of such sales commissions, $82,650 was paid to an unaffiliated broker and $82,000 was paid a General Partner affiliate.

During March 2001, Hardee’s Food Systems, Inc. notified Management of its intent to close its restaurant in Oak Creek, Wisconsin. The lease on the property was not set to expire until 2010. In the Second Quarter of 2001, a lease termination agreement was executed and the tenant ceased the payment of rent as of April 30, 2001. Hardee’s Food Systems agreed to pay a lease termination fee of approximately two (2) years rent or $181,000. The payments were received in four (4) equal installments of $45,250. The first payment was received in May 2001 upon the execution of the agreement and the remaining balance of $135,750 represented a Note receivable on the balance sheet. The first and second Note receivable installments were received in August and October 2001. The final installment, which was reflected as a Note receivable on the balance sheet at December 31, 2001, was received in January 2002. During the First Quarter of 2002, Management accepted purchase offers for three (3) of the Partnership’s properties, which included the Oak Creek property.

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

Additionally, as per the amendment of the Partnership Agreement dated May 26, 1993, the total compensation paid to all persons for the sale of the investment properties shall be limited to a competitive real estate commission, not to exceed 6% of the contract price for the sale of the property. The General Partner may receive up to one-half of the competitive real estate commission, not to exceed 3%, provided that the General Partner provides a substantial amount of services in the sales effort. It is further provided that a portion of the amount of such fees payable to the General Partner is subordinated to its success at recovering the funds misappropriated by the former general partners. (See Note 7)

Effective June 1, 1993, the Partnership Agreement was amended to (i) change the definition of “Distribution Quarter” to be consistent with calendar quarters, and (ii) change the distribution provisions to subordinate the General Partner’s share of distributions from Net Cash Receipts and Net Proceeds, except to the extent necessary for the General Partner to pay its federal and state income taxes on Partnership income allocated to the General Partner. Because these amendments do not adversely affect the rights of the Limited Partners, pursuant to section 10.2 of the Partnership Agreement, the General Partner without a vote of the Limited Partners made these.

5. LEASES:

Original lease terms for the investment properties were generally 20 years from their inception. The leases had provided for minimum rents and additional rents based upon percentages of gross sales in excess of specified breakpoints. The lessee was responsible for occupancy costs such as maintenance, insurance, real estate taxes, and utilities. Accordingly, these amounts were not reflected in the statements of income, except in circumstances where, in management’s opinion, the Partnership would be required to pay such costs to preserve assets (i.e., payment of past-due real estate taxes). Management has determined that the leases were properly classified as operating leases; therefore, rental income was reported when earned on a straight line basis and the cost of the property, excluding the cost of the land, was depreciated over its estimated useful life.

During the period from January 1 to June 27, 2002, the aggregate lease payments received from the Partnership properties, Applebee’s- Pittsburgh, Pennsylvania and Hardee’s- St. Francis, Wisconsin, pursuant to their leases totaled $102,286. These two (2) properties that were generating such lease rental revenue were sold at the end of the Second Quarter of 2002. As of December 31, 2002 the Partnership has only one (1) vacant property remaining and Management does not anticipate any additional leases or leasing income prior to the dissolution of the Partnership.

During 2001, two (2) of the Partnership’s properties, (located in Colorado Springs and Englewood, Colorado), were leased to Phoenix Restaurant Group, Inc. Base rent from these properties amounted to approximately 32% of total base rent in 2001. Due to bankruptcy proceedings of Phoenix, the aforementioned leases were rejected in the Fourth Quarter of 2001. In addition, possession of the Englewood property was returned to the Ground Lessor resulting in the write-off of the property and a $141,000 loss in the Fourth Quarter of 2001 (see Investment Properties in Note 3.) As of December 31, 2002 the Colorado Springs property remains vacant and continues to be marketed for sale.

Until April 30, 2001 two (2) of the Partnership’s properties, (located in Oak Creek and St. Francis, Wisconsin), were leased to a Hardee’s Food Systems, Inc. Base rent from these properties amounted to approximately 35% of total base rents in 2001. In the Second Quarter of 2001 a lease termination agreement was executed in relation to the Oak Creek property and the property remained vacant at March 31, 2002. The Oak Creek property was sold in June 2002, along with the Applebee’s – Pittsburgh Pennsylvania and Hardee’s– St. Francis, Wisconsin properties, as part of an aggregate purchase agreement.

Percentage rentals included in rental income in the period January 1 through June 27, 2002 and the years ended December 31, 2001 and 2000, were $10,498, $27,423 and $17,635, respectively.

6. TRANSACTIONS WITH CURRENT GENERAL PARTNER AND ITS AFFILIATES:

Between the three original affiliated Partnerships as provided in the Permanent Management Agreement (“PMA”), the current General Partner receives a fee for managing the Partnership equal to 4% of gross receipts, subject to a minimum of $300,000 per year, and a maximum annual reimbursement for office rent and related overhead of $25,000. The Partnership shall only be responsible for its allocable share of such minimum and maximum amounts as indicated above ($570,000 minimum base fee and $4,750 maximum rent reimbursement.) On May 26, 1993, the Permanent Manager, TPG, replaced the former general partners as the new General Partner, as provided for in an amendment to the Partnership Agreement dated May 26, 1993. Pursuant to amendments to the Partnership Agreement, TPG continues to provide management services for the same fee structure as provided in the PMA mentioned above. TPG is entitled to an annual increase in the minimum base management fee and maximum office overhead reimbursement in an amount not to exceed the percentage increase in the Consumer Price Index (“CPI”) for the immediately preceding calendar year. Effective March 1, 2002, the minimum management fee and the maximum annual reimbursement for office rent and overhead increased by 2.8% representing the allowable annual Consumer Price Index adjustment per the PMA. Therefore, beginning March 1, 2002 the monthly minimum management fee was raised to $5,965. However, due to the sale of three of the properties at the end of the Second Quarter of 2002, Management reduced by seventy-five percent (75%) the Partnership’s monthly management fees due to them. Therefore, beginning July 1, 2002 and until the sale of the final property and the wind-up phase commences, the current monthly minimum management fee is anticipated to be reduced by seventy-five percent (75%). As of December 31, 2002 the reduced minimum monthly management fee was $1,491. Pursuant to the sale of the final property management fees will then resume to the full minimum management fee through the final Partnership wind-up and dissolution period.

For purposes of computing the 4% overall fee, gross receipts includes amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. TPG has received fees from the Partnership totaling $88,847 to date on the amounts recovered, which includes $156 in fees received in the current year 2002. The fees received from the Partnership on the amounts recovered reduce the 4% minimum fee by that same amount.

Amounts paid and or accrued to the current General Partner and its affiliates for the periods June 28 through December 31, 2002 (liquidation basis), January 1 through June 27, 2002 and the years ended December 31, 2001 and 2000 (going concern), were as follows:

Current General Partner	Incurred for the period June 28 through December 31, 2002	Incurred for the period January 1 through June 27, 2002	Incurred for the year ended December 31, 2001	Incurred for the year ended December 31, 2000
Management fees	$8,801	$35,455	$68,932	$66,930
Restoration fees	145	11	322	172
Cash (contribution) distribution	(361)	1,095	492	877
Sales commissions	82,000	0	0	0
Overhead allowance	2,887	2,862	5,587	5,414
Reimbursement for out-of-pocket expenses	1,707	1,669	2,229	2,635

	$95,179	$41,092	$77,562	$76,028

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

8. PMA INDEMNIFICATION TRUST:

The PMA provides that the Permanent Manager will be indemnified from any claims or expenses arising out of or relating to the Permanent Manager serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by the Permanent Manager. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership’s creditors. An Indemnification Trust (“Trust”) serving such purposes has been established at United Missouri Bank, N.A. The Trust has been fully funded with Partnership assets as of December 31, 2002. Funds are invested in U.S. Treasury securities. In addition, interest totaling $111,257 has been credited to the Trust as of December 31, 2002. The rights of the Permanent Manager to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by the Permanent Manager of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against the Permanent Manager and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that the Permanent Manager shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

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

10. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

	Quarter Ended	Periods		Quarters Ended
	(Going Concern Basis) March 31, 2002	(Going Concern Basis) April 1 through June 27, 2002	(Liquidation Basis) June 28, 2002 through June 30, 2002	(Liquidation Basis) September 30, 2002	(Liquidation Basis) December 31, 2002
Revenues	$59,022	$58,676	$0	$8,765	$4,091
(Loss) Income from Operations	$(261,102)	$(37,668)	$0	$8,765	$4,091
(Loss) Income from Operations per Unit	$(15.11)	$(2.18)	$0	$0.51	$0.23

	Quarters Ended (Going Concern Basis)
	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001
Revenues	$115,502	$275,490	$85,493	$100,174
(Loss) on disposition, net	$0	$0	$0	$(140,822)
Net Income (Loss)	$58,327	$205,572	$29,747	$(170,459)
Net Income (Loss) per Unit	$3.38	$11.90	$1.72	$(9.87)

	Quarters Ended (Going Concern Basis)
	March 31, 2000	June 30, 2000	September 30, 2000	December 31, 2000
Revenues	$110,244	$110,333	$111,152	$127,194
Net Income	$50,072	$40,253	$56,541	$72,506
Net Income per Unit	$2.90	$2.33	$3.27	$4.20

11. SUBSEQUENT EVENTS:

Subsequent to December 31, 2002, the Partnership sold the remaining Colorado Springs property for a net sales price of $410,000, which represents the carrying value of the property.

On November 14, 2003, the Partnership made its final distribution and was dissolved on December 15, 2003.

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

Prior to the wind-down of Arthur Andersen’s business, its report on the Partnership’s financial statements for either of the past two-years did not contain an adverse opinion or a disclaimer opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. In addition, during the Partnership’s two most recent fiscal years and the interim period following the wind-down of Arthur Andersen’s business, there were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Arthur Andersen, would have caused it to make reference to the subject matter of the disagreement in connection with the report.

The Partnership engaged Deloitte & Touche LLP (“D&T”) as its new independent auditors on December 19, 2002. The engagement was disclosed in the Partnership’s Form 8-K dated January 2, 2003.

During the two most recent fiscal years and the interim period up to and including the date of engagement, neither the Partnership nor anyone on behalf of the Partnership had consulted with D&T regarding (i) either the application of accounting principles to a specific transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Partnership’s financial statements; or (ii) any matter that was either the subject of a disagreement, or a reportable event, with the Partnership’s former auditors Arthur Andersen.

PART III

Item 10. Directors and Executive Officers of the Registrant

TPG is an Illinois corporation with its principal office at 101 West 11th Street, Suite 1110, Kansas City, Missouri 64105. TPG was elected General Partner by vote of the Limited Partners effective May 26, 1993. Prior to such date, TPG had been managing the Partnership since February 8, 1993, under the terms of the Permanent Manager Agreement (“PMA”), which remains in effect. TPG also serves as the corporate general partner for DiVall 2. See Items 1 and 13 hereof for additional information about the PMA and the election of TPG as the General Partner.

The executive officers and director of the General Partner who control the affairs of the Partnership are as follows:

Bruce A. Provo, Age 54 - President, Founder and Director. Mr. Provo has been involved in the management of real estate and other asset portfolios since 1979. Since he founded the company in 1985, Mr. Provo has been President of TPG. From 1982 to 1986, Mr. Provo served as President and Chief Operating Officer of the North Kansas City Development Company (“NKCDC”), North Kansas City, Missouri. NKCDC was founded in 1903 and the assets of the company were sold in December 1985 for $102,500,000. NKCDC owned commercial and industrial properties, including an office park and a retail district, as well as apartment complexes, motels, recreational facilities, fast food restaurants, and other properties. NKCDC’s holdings consisted of over 100 separate properties and constituted approximately 20% of the privately held real property in North Kansas City, Missouri (a four square mile municipality). Following the sale of the company’s real estate, Mr. Provo served as the President and Chief Executive Officer and Liquidating Trustee of NKCDC from 1986 to 1991.

Mr. Provo graduated from Miami University, Oxford, Ohio in 1972 with a B.S. in Accounting. He became a Certified Public Accountant in 1974 and was a manager in the banking and financial services division of Arthur Andersen LLP prior to joining Rubloff Development Corporation in 1979. From 1979 through 1985, Mr. Provo served as Vice President - Finance and then as President of Rubloff Development Corporation. Mr. Provo has previously served on the Board of Directors of the National Realty Committee, a legislative “watchdog” organization for the commercial real estate industry headquartered in Washington, DC.

The Advisory Board, although its members are not “Directors” or “Executive Officers” of the Partnership, provides advisory oversight to management of the Partnership and consists of:

William Arnold - Investment Broker. Mr. Arnold works as a financial planner, real estate broker, and investment advisor at his company, Arnold & Company. Mr. Arnold graduated with a Master’s Degree from the University of Wisconsin and is a Certified Financial Planner.

Jesse Small - CPA. Mr. Small has been a well-known, respected tax and business consultant in Hallandale, FL for more than 30 years. Mr. Small has a Master’s Degree in Economics. On the first of this year he merged his highly personalized service with Bianchi & Company, P.A. of Boca Raton, to form the firm of Small & Bianchi P.A., with its corporate office to remain in Hallandale. Mr. Small is a Limited Partner representing DiVall 2.

Richard W. Otte - Retired. Mr. Otte retired in 1988 after 34 years with the Dispatch Printing Co., serving his last eight years as Managing Editor of the Columbus Dispatch and as a member of its Operating Committee. He previously was the executive sports editor of the newspaper in Ohio’s capital city. Mr. Otte’s 52 years in professional journalism also include news reporting, editing and sports assignments with the Dayton, (OH)- Journal Herald and Springfield News-Sun and as an editorial writer for the Daytona Beach (FL) News- Journal Corporation. Mr. Otte is a Limited Partner representing DiVall 2.

Albert Kramer - Retired. Mr. Kramer is now retired, but previously worked as Tax Litigation Manager for Phillips Petroleum Company. His education includes undergraduate and MBA degrees from Harvard and a J.D. Degree from South Texas College of Law. Mr. Kramer is a Limited Partner representing DiVall 2 and 3.

Item 11. Executive Compensation

The Partnership has not paid any “executive compensation” to the corporate General Partner or to the directors and officers of the General Partner. The General Partner’s participation in the income of the Partnership is set forth in the Partnership Agreement, which is filed as Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5 hereto. The current General Partner received management fees and expense reimbursements during the year.

See Item 13 below, and Note 6 to the financial statements in Item 8 hereof, for further discussion of payments by the Partnership to the General Partner and former general partners.

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a) As of December 31, 2002, the following entity is known to beneficially own 5% or more of the outstanding Interests as follows:

Title of Class	Name and Address of Beneficial Owner	Interests Beneficially Owned	Percentage of Interests of Outstanding
Limited Partnership Interests	The Engineers Joint Pension Fund 4325 S. Salina Street Syracuse, NY 13205	1,500	8.77%

(b) As of December 31, 2002, neither the General Partner nor any of its affiliates owned any Interests in the Partnership.

Item 13. Certain Relationships and Related Transactions

The compensation to be paid to TPG is governed by the Partnership Agreement, as amended by vote of the Limited Partners to reflect the terms of the PMA. TPG’s compensation includes a base fee equal to 4% of the Partnership’s gross collected receipts. For this purpose, “gross collected receipts” means all cash revenues arising from operations and reserves of the Partnerships, including any proceeds recovered with respect to the obligations of the former general partners. The portion of such fee resulting from recoveries from former general partners is designated as restoration fees. Between the Partnership’s, TPG is entitled to an aggregate minimum base rent management fee for $300,000 per year. Between the Partnerships, TPG is also entitled to reimbursement for office rent and utilities not to exceed $25,000 per year. TPG is entitled to reimbursement of reasonable direct costs and expenses, such as travel, lodging, overnight delivery and postage, but has no right to be reimbursed for administrative expenses such as payroll, payroll taxes, insurance, retirement and other benefits, base phone and fax charges, office furniture and equipment, copier rent. The Partnership shall only be responsible for its allocable share of such minimum and maximum amounts as indicated above ($57,000 minimum base fee and $4,750 maximum rent.) TPG is entitled to an annual increase in the minimum base management fee and maximum office overhead reimbursement in an amount not to exceed the percentage increase in the Consumer Price Index (“CPI”) for the immediately preceding calendar year. Effective March 1, 2002 the minimum management fee and the maximum reimbursement for office rent and overhead increased by 2.8%, representing the allowable annual CPI adjustment. Therefore, beginning March 1, 2002 the monthly minimum management fee was raised to $5,965. However, due to the sale of three of the properties at the end of the Second Quarter of 2002, Management reduced by seventy-five percent (75%) the Partnership’s monthly management fees due to them. Therefore, beginning July 1, 2002 and until the sale of the final property and the wind-up phase commences, the current monthly minimum management fee is anticipated to be reduced by seventy-five percent (75%). As of December 31, 2002 the reduced minimum monthly management fee was $1,491. Pursuant to the sale of the final property management fees will then resume to the full minimum management fee through the final Partnership wind-up and dissolution period.

For purposes of computing the 4% overall fee, gross receipts includes amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. TPG has received fees from the Partnership totaling $88,847 to date on the amounts recovered, which includes $156 in fees received in 2002. The fees received from the Partnership on the amounts recovered reduce the 4% minimum fee by that same amount.

Additionally, TPG is allowed up to one-half of the Competitive Real Estate Commission, not to exceed 3% upon the disposition of assets. The payment of a portion of such fees is subordinated to TPG’s success at recovering the funds misappropriated by the former general partners.

The PMA had an original expiration date of December 31, 2002, and was extended three years by the General Partner, TPG, in the First Quarter of 2003. The new expiration date is December 31, 2005, but could be terminated earlier (a) by a vote at any time by a majority in interest of the Limited Partners, (b) upon the dissolution and winding up of the Partnership, (c) upon the entry of an order of a court finding that the Permanent Manager has engaged in fraud or other like misconduct or has shown itself to be incompetent in carrying out its duties under the Partnership Agreement, or (d) upon sixty (60) days written notice from the Permanent Manager to the Limited Partners of the Partnership. Upon termination of the PMA, other than by the voluntary action of TPG, TPG shall be paid a termination fee of one month’s Base Fee allocable to the Partnership, subject to a minimum of $4,750. In the event that TPG is terminated by action of a substitute general partner, TPG shall also receive, as part of this termination fee, 4% of any proceeds recovered with respect to the obligations of the former general partners, whenever such proceeds are collected.

Under the PMA, TPG shall be indemnified by the Partnership, DiVall and Magnuson, and their controlled affiliates, and shall be held harmless from all claims of any party to the Partnership Agreement and from any third party including, without limitation, the Limited Partners of the Partnership, for any and all liabilities, damages, costs, and expenses, including reasonable attorneys’ fees, arising from or related to claims relating to or arising from the PMA or its status as Permanent Manager. The indemnification does not extend to claims arising from fraud or criminal misconduct of TPG as established by court findings. To the extent possible, the Partnership is to provide TPG with appropriate errors and omissions, officer’s liability or similar insurance coverage, at no cost to TPG. In addition, TPG is granted the right to establish the Trust in an amount not to exceed $250,000, solely for the purpose of funding such indemnification obligations. Once a determination has been made that no such claims can or will be made against TPG, the balance of the Trust will become unrestricted cash of the Partnership. As of December 31, 2002, the Partnership had fully funded the Trust.

The following fees and reimbursements from the Partnership were incurred to management and its affiliates in 2002:

The Provo Group, Inc.

Management fees	$44,256
Restoration fees	156
Sales commissions	82,000
Overhead allowance	5,749
Reimbursement for out-of-pocket expenses	3,376

$135,537

Item 14. Controls and Procedures

As of the end of the period covered by this report, the Partnership carried out an evaluation, under the supervision and with the participation of the Partnership’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation the CEO and the CFO have concluded that the Partnership’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Partnership in the reports it processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

There have been no significant changes in the Partnership’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation referred to above.

PART IV

Item 15. Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a)	1.	Financial Statements

		The following financial statements of DiVall Income Properties 3 Limited Partnership are included in Part II, Item 8:

		Report of Independent Registered Public Accounting Firm

		Independent Auditors’ Report

		Statements of Net Assets, December 31, 2002 (Liquidation Basis) and 2001 (Going Concern Basis)

		Statements of Income (Loss) and Changes in Net Assets for the Periods Ended December 31, 2002 (Liquidation Basis), June 27, 2002, and the Years Ended December 31, 2001 and 2000 (Going Concern Basis)

		Statements of Partners’ Capital for the Period Ended June 27, 2002, and the Years Ended December 31, 2001 and 2000 (Going Concern Basis)

		Statements of Cash Flows for the Periods Ended December 31, 2002 (Liquidation Basis), June 27, 2002, and the Years Ended December 31, 2001 and 2000 (Going Concern Basis)

		Notes to Financial Statements

	2.	Financial Statement Schedule

		Schedule III - Real Estate and Accumulated Depreciation, December 31, 2002

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and, therefore, have been omitted.

3.	Listing of Exhibits

	3.1	Agreement of Limited Partnership dated as of December 12, 1989, and amended as of December 18, 1989, February 19, 1990, and April 9, 1990, filed as Exhibit 3A to Amendment No. 2 to the Partnership’s Registration Statement on Form S-11 dated April 23, 1990, incorporated herein by reference.

	3.2	Amendment to Amended Agreement of Limited Partnership dated as of February 8, 1993, filed as Exhibit 3.3 to the Partnership’s 10-K for the year ended December 31, 1992, and incorporated herein by reference.

	3.3	Amendment to Amended Agreement of Limited Partnership dated as of May 26, 1993, filed as Exhibit 3.3 to the Partnership’s 10-K for the year ended December 31, 1993, and incorporated herein by reference.

	3.4	Amendment to Amended Agreement of Limited Partnership dated as of June 1, 1993, filed as Exhibit 3.4 to the Partnership’s 10-K for the year ended December 31, 1993, and incorporated herein by reference.

3.5	Amendment to Amended Agreement of Limited Partnership dated as of June 30, 1994, filed as Exhibit 3.5 to the Partnership’s 10-K for the year ended December 31, 1994, and incorporated herein by reference.

10.0	Permanent Manager Agreement filed as an exhibit to the Current Report on Form 8-K dated January 22, 1993, incorporated herein by reference.

31.1	302 Certifications

32.1	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

99.0	Correspondence to the Limited Partners dated February 15, 2003, regarding the Fourth Quarter 2002 distribution.

(b)	Report on Form 8-K:

The Registrant filed Form 8-K on August 14, 2002.

The Registrant filed Form 8-K/A on August 27, 2002.

The Registrant filed Form 8-K on January 6, 2003.

The Registrant filed Form 8-K/A on January 17, 2003.

Item 16. Principal Accounting Firm Fees and Services

Aggregate fees billed to the Partnership for the year ended December 31, 2002 by the Partnership’s principal accounting firm, Deloitte & Touche LLP, were as follows:

Audit Fees	$20,000
Tax Fees	0

Total Fees	$20,000

The Partnership’s 2001 financial statements were audited by Arthur Andersen LLP and, accordingly, no fees were billed to the Partnership in 2001 by Deloitte & Touche LLP.

DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2002

		Initial cost to Partnership		Gross amount at which carried at end of year						Life on which depreciation in latest statement of operations is computed (years)
Property	Encumbrances	Land	Building and Improvements	Land	Building and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired
Colorado Springs, Colorado	—	314,354	265,829	314,354	181,376	495,730	85,797	—	4/28/92	31.5

(A) Reconciliation of “Real Estate and Accumulated Depreciation”:

Investments in Real Estate (A)	Year ended December 31, 2002	Year ended December 31, 2001
Balance at beginning of year	$3,590,429	$3,803,639
Property write-downs	(323,509)	0
Sale of Oak Creek, WI property	(866,701)	0
Sale of Pittsburgh, PA property	(891,333)	0
Sale of St. Francis, WI property	(1,013,156)	0
Disposal of Property- Englewood, CO	0	(213,210)

Balance at end of year	$495,730	$3,590,429

Accumulated Depreciation (A)	Year ended December 31, 2002	Year ended December 31, 2001
Balance at beginning of year	$836,890	$843,984
Additions charged to costs and expenses	29,294	65,294
Sale of Oak Creek, WI property	(272,416)	0
Sale of Pittsburgh, PA property	(242,565)	0
Sale of St. Francis, WI property	(265,406)	0
Disposal of Property- Englewood, CO	0	(72,388)

Balance at end of year	$85,797	$836,890

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

Date: 11/22/04

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	The Provo Group, Inc., General Partner

By:	/s/ Bruce A. Provo
Bruce A. Provo, President, Chief Executive Office and Chief Financial Officer

Date: 11/22/04