Form 10-Q
period 2003-03-31
DIVALL INCOME PROPERTIES 3 L P
filed 2004-11-22
CIK 858715

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

CONDENSED STATEMENTS OF NET ASSETS AS OF

March 31, 2003 and December 31, 2002 (Liquidation Basis)

(Unaudited)

	March 31, 2003	December 31, 2002
ASSETS:

INVESTMENT PROPERTIES: (Note 3)	$409,933	$409,933

OTHER ASSETS:

Cash and cash equivalents	485,784	538,862
Cash held in indemnification trust (Note 8)	362,394	361,257
Property taxes escrow	23	23
Rents and other receivables	5,344	4,834
Due from General Partner	211	211
Prepaid assets	810	981

Total other assets	854,566	906,168

Total assets	1,264,499	1,316,101

LIABILITIES:

Accounts payable and accrued expenses	0	7,125
Property taxes payable	0	1,665
Reserve for estimated costs during the period of liquidation	229,763	276,206

Total liabilities	229,763	284,996

CONTINGENT LIABILITIES: (Note 7)

NET ASSETS IN LIQUIDATION	$1,034,736	$1,031,105

The accompanying notes are an integral part of these condensed financial statements.

DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF INCOME (LOSS) AND CHANGES IN NET ASSETS

For the Three-Month Periods Ended March 31, 2003 (Liquidation Basis)

and March 31, 2002 (Going Concern)

(Unaudited)

	2003	2002
REVENUES:

Rental income (Note 5)	$0	$52,196
Interest income	2,085	1,961
Other income	0	4,865
Recovery of amounts previously written off (Note 2)	1,546	0

TOTAL REVENUES	3,631	59,022

EXPENSES:

Partnership management fees (Note 6)	0	17,571
Insurance	0	1,225
General and administrative	0	8,400
Advisory Board fees and expenses	0	2,519
Professional services	0	24,362
Maintenance expense	0	4,176
Defaulted/vacant tenant	0	7,904
Depreciation	0	14,647
Amortization	0	264
Property write-downs	0	239,056

TOTAL EXPENSES	0	320,124

INCOME (LOSS) FROM OPERATIONS	3,631	(261,102)

NET ASSETS, BEGINNING OF PERIOD	1,031,105	3,350,389

CASH DISTRIBUTIONS - LIMITED PARTNERS	0	(25,000)

NET ASSETS, END OF PERIOD	$1,034,736	$3,064,287

INCOME (LOSS) FROM OPERATIONS - CURRENT GENERAL PARTNER	$36	$(2,611)

INCOME (LOSS) FROM OPERATIONS - LIMITED PARTNERS	3,595	(258,491)

	$3,631	$(261,102)

INCOME (LOSS) FROM OPERATIONS PER LIMITED PARTNERSHIP INTEREST, based on 17,102.52 interests outstanding	$.21	$(15.11)

The accompanying notes are an integral part of these condensed financial statements.

DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS

For the Three-Month Periods Ended March 31, 2003 (Liquidation Basis) and 2002 (Going Concern)

(Unaudited)

	2003	2002
CASH FLOWS (USED IN) PROVIDED FROM OPERATING ACTIVITIES:
Income (loss) from operations	$3,631	$(261,102)
Adjustments to reconcile income (loss) from operations to net cash (used in) provided from operating activities -
Depreciation and amortization	0	14,911
Property write-downs	0	239,056
Recovery of amounts previously written off	(1,546)	0
Interest applied to Indemnification Trust Account	(1,137)	(1,524)
(Increase) in rents, other receivables and prepaid assets	(339)	(3,297)
Deposit for payment of property taxes	0	9,541
Decrease in deferred rent receivable	0	135
(Decrease) Increase in accounts payable and accrued expenses	(7,125)	3,350
(Decrease) in reserve for estimated costs during the period of liquidation	(46,443)	0
(Decrease) in property taxes payable	(1,665)	(28,092)
Increase in due to General Partner	0	682

Net cash (used in) operating activities	(54,624)	(27,150)

CASH FLOWS FROM INVESTING ACTIVITIES:
Recoveries from former General Partner affiliates	1,546	0
Payments on note receivable	0	45,250

Net cash provided from investing activities	1,546	45,250

CASH FLOWS (USED IN) FINANCING ACTIVITIES:
Cash distributions to Limited Partners	0	(25,000)

Net cash (used in) financing activities	0	(25,000)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(53,078)	(6,900)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	538,862	240,148

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$485,784	$233,248

The accompanying notes are an integral part of these condensed financial statements.

DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS

These unaudited interim condensed financial statements should be read in conjunction with DiVall Income Properties 3 Limited Partnership’s (the “Partnership”) 2002 annual audited financial statements within Form 10-K.

These unaudited condensed financial statements include all adjustments, which are in the opinion of management, necessary to present a fair statement of the Partnership’s financial position as of March 31, 2003, and statements of income (loss) and changes in net assets and cash flows for the three-month periods ended March 31, 2003 and 2002.

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

Prior to June 28, 2002, the Partnership was engaged in the business of owning and operating its investment portfolio of commercial real estate properties (the “Properties”). The Properties were leased on a triple net basis to, and operated by, franchisors or franchisees of national, regional and local retail chains under long-term leases. The lessees consisted primarily of fast food, family style, and casual/theme restaurants. At December 31, 2001, the Partnership owned four (4) properties and specialty leasehold improvements for use in all four (4) of the Properties. In June 2002 the Partnership sold all but the vacant Colorado Springs property. Therefore, as of March 31, 2003 the Partnership owns one (1) vacant property and specialty leasehold improvements for use in the one (1) property.

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

The Partnership considers its operations to be in only one segment, the operation of a portfolio of commercial real estate leased on a triple net basis, and therefore no further segment reporting is made.

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

In October 2001, Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144) was issued. FAS 144 supercedes Statement of Financial Accounting Standards No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” (FAS 121). FAS 144 develops a single accounting model for long-lived assets to be disposed of, whether previously held and used or newly acquired. The provisions of FAS 144 became effective for fiscal years beginning after December 15, 2001. The Partnership adopted FAS 144 on January 1, 2002.

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

The net adjustment at June 28, 2002 required to convert from the going concern (historical cost) basis to the liquidation basis of accounting was a net increase in carrying value of net assets of $235,000. The increase in the carrying value of net assets was due to an increase in the value of investment properties to their estimated fair values of $550,000 offset by the recorded estimated liabilities associated with carrying out the liquidation of $315,000, and were included in the statement of net assets as of June 30, 2002. Estimated liabilities associated with carrying out the plan of liquidation were based upon (1) historical costs for similar services, (2) based on agreements currently in place, and (3) estimates provided by service providers. In the Third Quarter of 2002, approximately $34,000 of recorded estimated liabilities associated with carrying out the liquidation were paid. In the Fourth Quarter of 2002, approximately $24,000 of the recorded estimated liabilities associated with carrying out the liquidation were paid. Additionally, during the three month period ended December 31, 2002, the adjustment to liquidation basis was reduced by $103,000 to account for a $19,000 increase in the estimated liabilities associated with carrying out the liquidation based upon updated estimates of total costs and the write down of the remaining asset by $84,000 based upon the ultimate amount realized upon its sale.

The reserve for liquidation at March 31, 2003 was $230,000 and reflected payments of $46,000 made against the estimated liabilities recorded at December 31, 2002.

The statement of income (loss) and changes in net assets for the three months ended March 31, 2002 have been prepared on a going concern basis of accounting on which the Partnership had previously reported its financial condition and its results of operations.

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

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership’s pro rata share of the total misappropriation. Restoration expenses and recoveries have been allocated based on the same percentages. Through March 31, 2003, $5,813,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, during 1996, 1997, 1999, 2000, 2001, 2002 and 2003 the Partnership has recognized a total of $1,309,000 as recovery of amounts previously written off on the statements of income, which represents its share of the excess recovery. There were no restoration activities or recoveries in 1998. The current General Partner continues to pursue recoveries of the misappropriated funds, however, no further significant recoveries are anticipated.

3.	INVESTMENT PROPERTIES:

The total cost of the investment properties includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners adjusted for impairment write-downs.

At December 31, 2001, the Partnership owned four (4) properties comprised of: one (1) Hardee’s restaurant, one (1) Applebee’s restaurant, and two (2) vacant properties (previously operated as a Denny’s restaurant and a Hardee’s restaurant.) During the First Quarter of 2002, Management found a buyer for the vacant Colorado Springs property and anticipated the property to be sold in May 2002. However, the sale was not consummated and the agreement was terminated. Also during the First Quarter of 2002, Management accepted an offer for three (3) of the remaining Partnership properties. Following the receipt of the written consent of Limited Partners holding more than fifty percent (50%) of the partnership interests authorizing such sales, the three (3) properties were sold in June 2002.

The net asset value of the Colorado Springs property was written down by $84,000 in December 2002 to the amount ultimately realized upon its sale in 2003.

During the First Quarter of 2002, Management accepted offers for three (3) of the remaining Partnership properties, which included: (i) the Oak Creek property, (ii) the St. Francis property and (iii) the Applebee’s property in Pittsburgh, Pennsylvania. The sales were contingent upon Limited Partner approval to sell the remaining properties and to liquidate and dissolve the Partnership. The net asset value of the Oak Creek property was written-down by $178,000 in the First Quarter of 2002 to reflect the estimated sales price, less costs to sell, of the property at March 31, 2002 of $600,000. The St. Francis property was written-down by $61,000 in the First Quarter of 2002 to reflect the estimated sales price, less costs to sell, of the property at March 31, 2002 of $755,000. The sales were consummated in June 2002 at an aggregate sale price of $2,755,000, as the General Partner received Limited Partner approval.

In connection with the sale of these three (3) properties sales commissions of $164,650 (approximately 6%) were paid in the Second Quarter of 2002. Of such sales commissions, $82,650 was paid to an unaffiliated broker and $82,000 was paid a General Partner affiliate.

During March 2001, Hardee’s Food Systems, Inc. notified Management of its intent to close its restaurant in Oak Creek, Wisconsin. The lease on the property was not set to expire until 2010. In the Second Quarter of 2001, a lease termination agreement was executed and the tenant ceased the payment of rent as of April 30, 2001. Hardee’s Food Systems agreed to pay a lease termination fee of approximately two (2) years rent or $181,000. The payments were received in four (4) equal installments of $45,250. The first payment was received in May 2001 upon the execution of the agreement and the remaining balance of $135,750 represented a Note receivable on the balance sheet. The first and second Note receivable installments were received in August and October 2001. The final installment, which was reflected as a Note receivable on the balance sheet at December 31, 2001, was received in January 2002. During the First Quarter of 2002, Management accepted purchase offers for three (3) of the Partnership properties, which included the Oak Creek property. In the First Quarter of 2002 the net asset value of the property was written-down by $178,000 to reflect the estimated sales price, less costs to sell, of the property at March 31, 2002 of $600,000.

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

During the first three-months of 2002 the aggregate base lease rental payments received from the Partnership properties, Applebee’s- Pittsburgh, Pennsylvania and Hardee’s- St. Francis, Wisconsin, pursuant to their leases totaled $52,000. These two (2) properties that were generating such lease rental revenue were sold at the end of the Second Quarter of 2002. As of March 31, 2003 the Partnership has only one (1) vacant property remaining and Management does not anticipate any additional leases or leasing income prior to the dissolution of the Partnership.

6.	TRANSACTIONS WITH CURRENT GENERAL PARTNER AND ITS AFFILIATES:

Between the three original affiliated Partnerships as provided in the Permanent Management Agreement (“PMA”), the current General Partner receives a fee for managing the Partnership equal to 4% of gross receipts, subject to a minimum of $300,000 per year, and a maximum annual reimbursement for office rent and related overhead of $25,000. The Partnership shall only be responsible for its allocable share of such minimum and maximum amounts as indicated above ($570,000 minimum base fee and $4,750 maximum rent reimbursement.) On May 26, 1993, the Permanent Manager, TPG, replaced the former general partners as the new General Partner, as provided for in an amendment to the Partnership Agreement dated May 26, 1993. Pursuant to amendments to the Partnership Agreement, TPG continues to provide management services for the same fee structure as provided in the PMA mentioned above. TPG is entitled to an annual increase in the minimum base management fee and maximum office overhead reimbursement in an amount not to exceed the percentage increase in the Consumer Price Index (“CPI”) for the immediately preceding calendar year. Effective March 1, 2003, the minimum management fee and the maximum annual reimbursement for office rent and overhead increased by 1.58% representing the allowable annual Consumer Price Index adjustment per the PMA. Therefore, beginning March 1, 2003 the monthly minimum management fee was raised to $6,060. However, due to the sale of three of the properties at the end of the Second Quarter of 2002, Management reduced by seventy-five percent (75%) the Partnership’s monthly management fees due to them. Therefore, beginning July 1, 2002 and until the sale of the final property and the wind-up phase commences, the current monthly minimum management fee is anticipated to be reduced by seventy-five percent (75%). As of March 1, 2003 the reduced minimum monthly management fee was $1,515. Pursuant to the sale of the final property management fees will then resume to the full minimum management fee through the final Partnership wind-up and dissolution period.

For purposes of computing the 4% overall fee, gross receipts includes amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. TPG has received fees from the Partnership totaling $88,909 to date on the amounts recovered, which includes $62 in fees received in the First Quarter of 2003. The fees received from the Partnership on the amounts recovered reduce the 4% minimum fee by that same amount.

Amounts paid and or accrued to the current General Partner and its affiliates for the three month periods-ended March 31, 2003 and 2002, were as follows:

Current General Partner	Incurred for the three-month period ended March 31, 2003	Incurred for the three-month period ended March 31, 2002
Management fees	$4,435	$17,571
Restoration fees	62	0
Overhead allowance	1,451	1,418
Reimbursement for out-of-pocket expenses	346	630

	$6,294	$19,619

7.	CONTINGENT LIABILITIES:

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

The PMA provides that the Permanent Manager will be indemnified from any claims or expenses arising out of or relating to the Permanent Manager serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by the Permanent Manager. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership’s creditors. An Indemnification Trust (“Trust”) serving such purposes has been established at United Missouri Bank, N.A. The Trust has been fully funded with Partnership assets as of March 31, 2003. Funds are invested in U.S. Treasury securities. In addition, interest totaling $112,394 has been credited to the Trust as of March 31, 2003. The rights of the Permanent Manager to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by the Permanent Manager of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against the Permanent Manager and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that the Permanent Manager shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

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

Subsequent to March 31, 2003, the Partnership sold the remaining Colorado Springs property for a net sales price of $410,000, which represents the carrying value of the property.

On November 14, 2003, the Partnership made its final distribution and was dissolved on December 15, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources:

Investment Properties and Net Investment in Direct Financing Leases

The investment property, including equipment held by the Partnership at March 31, 2003, was originally purchased at a price, including acquisition costs, of approximately $791,000.

At December 31, 2001, the Partnership owned four (4) properties comprised of: one (1) Hardee’s restaurant, one (1) Applebee’s restaurant, and two (2) vacant properties (previously operated as a Denny’s restaurant and a Hardee’s restaurant.) During the First Quarter of 2002, Management found a buyer for the vacant Colorado Springs property and anticipated the property to be sold in May 2002. However, the sale was not consummated and the agreement was terminated. Also during the First Quarter of 2002, Management accepted an offer for three (3) of the remaining Partnership properties. Following the receipt of the written consent of Limited Partners holding more than fifty percent (50%) of the partnership interests authorizing such sales, the three (3) properties were sold in June 2002.

The net asset value of the Colorado Springs property was written down by $84,000 in December 2002 to the amount ultimately realized upon its sale in 2003.

During the First Quarter of 2002, Management accepted purchase offers for three (3) of the remaining Partnership properties, which included: (i) the Oak Creek property, (ii) the St. Francis property and (iii) the Applebee’s property in Pittsburgh, Pennsylvania. The sales were contingent upon Limited Partner approval to sell the remaining properties and to liquidate and dissolve the Partnership. The net asset value of the Oak Creek property was written-down by $178,000 in the First Quarter of 2002 to reflect the estimated sales price, less costs to sell, of the property at March 31, 2002 of $600,000. The St. Francis property was written-down by $61,000 in the First Quarter of 2002 to reflect the estimated sales price, less costs to sell, of the property at March 31, 2002 of $755,000. The sales were consummated in June 2002 at a sales price of $2,755,000, as the General Partner received Limited Partner approval.

In connection with the sales of these three (3) properties sales commissions of $164,650 (approximately 6%) were paid in the Second Quarter of 2002. Of such sales commissions, $82,650 was paid to an unaffiliated broker and $82,000 was paid to a General Partner affiliate.

Other Assets

Cash and cash equivalents held by the Partnership, were $486,000 at March 31, 2003, compared to $539,000 at December 31, 2002. Cash of $21,000 is anticipated to be used for the payment of liabilities associated with liquidation of the Partnership. The sale of the final Partnership property will provide a source for future fund liquidity and Limited Partner distributions.

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

Liabilities

Accounts payable and accrued expenses at December 31, 2002 amounted to $7,125 primarily representing accruals of auditing, tax, and data processing fees.

Property taxes payable at December 31, 2002 in the amount of $1,665 represented an accrual of 2002 real estate taxes in relation to the vacant Colorado Springs property.

Payments of estimated liabilities associated with carrying out the plan of liquidation for the three month period ended March 31, 2003 totaled $46,000 and were applied against the reserve for estimated costs during the period of liquidation.

Partners’ Capital and Net Assets in Liquidation

Income (loss) from operations for the period was allocated between the General Partner and the Limited Partners, 1% and 99%, respectively, as provided in the Partnership Agreement as discussed more fully in Note 4 of the condensed financial statements included in Item 8 of this report. The former General Partners’ capital account balance was reallocated to the Limited Partners at December 31, 1993. Refer to Note 9 to the condensed financial statements included in Item 8 of this report for additional information regarding the reallocation.

Due to cash deficits during the Fourth Quarter of 2002, there was not a distribution to the Limited Partners on February 15, 2003. In addition, due to the First Quarter 2003 cash deficit a Limited Partner distribution was not made.

Results of Operations

The Partnership reported income from operations for the three-month period ended March 31, 2003 (liquidation basis), in the amount of $3,600 compared to a loss from operations for the three-month period ended March 31, 2002 (going concern basis) of $261,000. The variance in the loss resulted from: (i) the loss of rental income due to the sale of the Applebee’s- Pittsburgh and Hardee’s- St. Francis properties in the Second Quarter of 2002; (ii) increased expenditures in 2002 due to tenant defaults, lease terminations, and Second Quarter 2002 property sales; (iii) the property write-downs of the vacant Oak Creek and the Hardee’s- St. Francis properties in the First Quarter of 2002; and (iv) Management lowering its monthly minimum management fees by 75% beginning in the Third Quarter of 2002.

Revenues

Total revenues were $59,000 for the three-month period ended March 31, 2002. Total revenues in 2002 included rental income from the Applebee- Pittsburgh and Hardee’s- St. Francis properties. These two revenue- generating properties were sold as of June 30, 2002.

For the three-month period ended March 31, 2003, total rental revenues should approximate zero (0), as the Partnership currently does not own a property with a lease currently in place. The Partnership only owns one (1) vacant property and Management does not anticipate any additional leases or leasing income prior to the dissolution of the Partnership. However, in the First Quarter of 2003 the Partnership did generate revenues of $3,600. These revenues came from interest earnings and small recoveries from former General Partners. Management anticipates that such revenue types may continue to be generated until Partnership dissolution.

Expenses

Total expenses for the three-month period ended March 31, 2002 was $320,000. For the three-month period ended March 31, 2002, total expenses amounted to 542% of total revenues. The decrease in total expenses in 2003 is due primarily to the property write-downs in the First Quarter of 2002, and the 2002 increase in legal fees and property expenditures in connection with maintenance, tenant default, lease terminations, property sales and Partnership dissolution. Also, beginning in the Third Quarter of 2002, Management reduced its management fees by seventy-five percent (75%) due to the property sales at the end of the Second Quarter of 2002.

Recent Accounting Pronouncement

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

PART II- OTHER INFORMATION

Items 1-4.

Not Applicable.

Item 5. Controls and Procedures

As of the end of the period covered by this report, the Partnership carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”)/Financial Officer (“CFO”), of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures. Based on that evaluation, the CEO/CFO has concluded that the Partnership’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Partnership in the reports it files under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the securities and Exchange Commission rules and forms. There have been no significant changes in the Partnership’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation period covered by this report referred to above.

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