Form 10-Q
period 2003-06-30
DIVALL INCOME PROPERTIES 3 L P
filed 2004-11-22
CIK 858715

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

June 30, 2003 and December 31, 2002

(Liquidation Basis)

(Unaudited)

	June 30, 2003	December 31, 2002
ASSETS:

INVESTMENT PROPERTIES: (Note 3)	$409,933	$409,933

OTHER ASSETS:

Cash and cash equivalents	460,625	538,862
Cash held in indemnification trust (Note 8)	363,208	361,257
Property taxes escrow	23	23
Rents and other receivables	5,345	4,834
Due from General Partner	0	211
Prepaid assets	463	981

Total other assets	829,664	906,168

Total assets	1,239,597	1,316,101

LIABILITIES:

Accounts payable and accrued expenses	0	7,125
Property taxes payable	0	1,665
Reserve for estimated costs during the period of liquidation	201,360	276,206

Total liabilities	201,360	284,996

CONTINGENT LIABILITIES: (Note 7)

NET ASSETS IN LIQUIDATION	$1,038,237	$1,031,105

The accompanying notes are an integral part of these condensed financial statements.

DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF INCOME (LOSS) AND CHANGES IN NET ASSETS

For the Periods Ended June 30, 2003 (Liquidation Basis),

June 30, 2002 (Liquidation Basis) and June 27, 2002 (Going Concern Basis)

(Unaudited)

	Three- months ended June 30, 2003	June 28 through June 30, 2002	April 1 through June 27, 2002	Six-months ended June 30, 2003	June 28 through June 30, 2002	January 1 through June 27, 2002
REVENUES:

Rental income (Note 5)	$0	$0	$56,238	$0	$0	$108,434
Interest income	1,700	0	2,133	3,785	0	4,094
Other income	0	0	37	0	0	4,902
Recovery of amounts previously written off (Note 2)	1,801	0	268	3,347	0	268

TOTAL REVENUES	3,501	0	58,676	7,132	0	117,698

EXPENSES:

Partnership management fees (Note 6)	0	0	17,884	0	0	35,455
Restoration fees (Note 6)	0	0	11	0	0	11
Insurance	0	0	1,225	0	0	2,449
General and administrative	0	0	12,256	0	0	20,657
Advisory Board fees and expenses	0	0	1,313	0	0	3,832
Professional services	0	0	27,745	0	0	52,107
Maintenance expense	0	0	589	0	0	4,765
Defaulted/vacant tenant	0	0	511	0	0	8,415
Real estate taxes	0	0	12,062	0	0	12,062
Other property expenses	0	0	14,647	0	0	0
Depreciation	0	0	8,101	0	0	29,294
Amortization	0	0	0	0	0	8,365
Property write-downs	0	0	0	0	0	239,056

TOTAL EXPENSES	0	0	96,344	0	0	416,468

INCOME (LOSS) FROM OPERATIONS	3,501	0	(37,668)	7,132	0	(298,770)

NET ASSETS, BEGINNING OF PERIOD	1,034,736	3,025,524	3,064,287	1,031,105	3,025,524	3,350,389

CASH DISTRIBUTIONS	0	0	(1,095)	0	0	(26,095)

ADJUSTMENT TO LIQUIDATION BASIS	0	132,364	0	0	132,364	0

NET ASSETS, END OF PERIOD	$1,038,237	$3,157,888	$3,025,524	$1,038,237	$3,157,888	$3,025,524

INCOME (LOSS) FROM OPERATIONS - CURRENT GENERAL PARTNER	$35	$0	$(376)	$71	$0	$(2,988)

INCOME (LOSS) FROM OPERATIONS - LIMITED PARTNERS	3,466	0	(37,292)	7,061	0	(295,782)

	$3,501	$0	$(37,668)	$7,132	$0	$(298,770)

INCOME (LOSS) FROM OPERATIONS PER LIMITED PARTNERSHIP INTEREST, based on 17,102.52 interests outstanding	$.20	$0	$(2.18)	$.41	$0	$(17.29)

The accompanying notes are an integral part of these condensed financial statements.

DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS

For the Periods Ended

June 30, 2003 (Liquidation Basis), June 30, 2002 (Liquidation Basis)

and June 27, 2002 (Going Concern Basis)

(Unaudited)

	Six-months ended June 30, 2003	June 28 through June 30, 2002	January 1 through June 27, 2002
CASH FLOWS (USED IN) PROVIDED FROM OPERATING ACTIVITIES:
Income (loss) from operations	$7,132	$0	$(298,770)
Adjustments to reconcile income (loss) from operations to net cash (used in) provided from operating activities -
Depreciation and amortization	0	0	37,659
Property write-downs	0	0	239,056
Recovery of amounts previously written off	(3,347)	0	(268)
Interest applied to Indemnification Trust Account	(1,951)	0	(3,123)
Increase in rents, other receivables and prepaid assets	218	0	23,659
Deposit for payment of property taxes	0	0	9,541
Decrease in security deposits	0	0	4,350
(Increase) in deferred rent receivable	0	0	(8,425)
(Decrease) in accounts payable and accrued expenses	(7,125)	0	(12,549)
(Decrease) in reserve for estimated costs during the period of liquidation	(74,846)	0	0
(Decrease) in property taxes payable	(1,665)	0	(33,069)
Increase in due to General Partner	0		1,777
(Decrease) in unearned rental income	0	0	(20,437)

Net cash (used in) operating activities	(81,584)	0	(60,599)

CASH FLOWS FROM INVESTING ACTIVITIES:
Recoveries from former General Partner affiliates	3,347	0	268
Net proceeds from sale of properties	0	2,541,329	0
Payments on note receivable	0	0	45,250

Net cash provided from investing activities	3,347	2,541,329	45,518

CASH FLOWS (USED IN) FINANCING ACTIVITIES:
Cash distributions to Limited Partners	0	0	(25,000)
Cash distributions to General Partner	0	0	(1,095)

Net cash (used in) financing activities	0	0	(26,095)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(78,237)	2,541,329	(41,176)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	538,862	198,972	240,148

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$460,625	$2,740,301	$198,972

The accompanying notes are an integral part of these condensed financial statements.

DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS

These unaudited interim condensed financial statements should be read in conjunction with DiVall Income Properties 3 Limited Partnership’s (the “Partnership”) 2002 annual audited financial statements within Form 10-K.

These unaudited condensed financial statements include all adjustments, which are in the opinion of management, necessary to present a fair statement of the Partnership’s financial position as of June 30, 2003, and statements of income (loss) and changes in net assets for the three-month period ended June 30, 2003 and the periods June 28, 2002 through June 30, 2002 and April 1, 2002 through June 27, 2002, and the six-month period ended June 30, 2003 and the periods June 28, 2002 through June 30, 2002 and January 1, 2002 through June 27, 2002 and cash flows for the six-month period ended June 30, 2003 and the periods June 28, 2002 through June 30, 2002 and January 1, 2002 through June 27, 2002.

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

Prior to June 28, 2002, the Partnership was engaged in the business of owning and operating its investment portfolio of commercial real estate properties (the “Properties”). The Properties were leased on a triple net basis to, and operated by, franchisors or franchisees of national, regional and local retail chains under long-term leases. The lessees consisted primarily of fast food, family style, and casual/theme restaurants. At December 31, 2001, the Partnership owned four (4) properties and specialty leasehold improvements for use in all four (4) of the Properties. In June 2002 the Partnership sold all but the vacant Colorado Springs property. In June 2003 the Partnership the Partnership entered into a contract to sell the remaining property. The closing date of the Colorado Springs property was July 14, 2003.

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

In October 2001, Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144) was issued. FAS 144 supercedes Statement of Financial Accounting Standards No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” (FAS 121). FAS 144 develops a single accounting model for long-lived assets to be disposed of, whether previously held and used or newly acquired. The provisions of FAS 144 became effective for fiscal years beginning after December 15, 2001. The Partnership adopted FAS 144 on January 1, 2002 and the result was that assets disposed of or deemed to be classified as held for sale required the reclassification of current and previous years’ operations to discontinued operations.

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

The reserve for liquidation at June 30, 2003 was $201,000 and reflected payments of $29,000 made during the second quarter of 2003 against the estimated costs during the period of liquidation. Payments of $46,000 were made during the first quarter of 2003.

The statement of income (loss) and changes in net assets for the period April 1, 2002 through June 27, 2002 and January 1, 2002 through June 27, 2002 have been prepared on a going concern basis of accounting on which the Partnership had previously reported its financial condition and its results of operations.

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

The net asset value of the Colorado Springs property was written by $84,000 in December 2002 to the amount ultimately realized upon its sale in 2003.

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

During the first six months of 2002 the aggregate base lease rental payments received from the Partnership properties, Applebee’s- Pittsburgh, Pennsylvania and Hardee’s- St. Francis, Wisconsin, pursuant to their leases totaled $102,000. These two (2) properties that were generating such lease rental revenue were sold at the end of the Second Quarter of 2002. As of June 30, 2003 the Partnership has only one (1) vacant property remaining and Management does not anticipate any additional leases or leasing income prior to the dissolution of the Partnership.

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

Amounts paid and or accrued to the current General Partner and its affiliates during 2003 and 2002, were as follows:

Current General Partner	Incurred for the three-month period ended June 30, 2003	Incurred for the period April 1 through June 27, 2002	Incurred for the six-month period ended June 30, 2003	Incurred for the period January 1 through June 27, 2002	Incurred for the period June 28 through June 30, 2002
Management fees	$4,473	$17,884	$8,908	$35,455	$0
Restoration fees	72	11	134	11	0
Overhead allowance	1,467	1,444	2,918	2,862	0
Reimbursement for out-of-pocket expenses	709	1,039	1,069	1,669	0
Sales commissions	0	0	0	0	82,000
Cash Distributions	0	1,095	0	1,095	0

	$6,721	$21,473	$13,029	$41,092	$82,000

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

8. PMA INDEMNIFICATION TRUST:

The PMA provides that the Permanent Manager will be indemnified from any claims or expenses arising out of or relating to the Permanent Manager serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by the Permanent Manager. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership’s creditors. An Indemnification Trust (“Trust”) serving such purposes has been established at United Missouri Bank, N.A. The Trust has been fully funded with Partnership assets as of June 30, 2003. Funds are invested in U.S. Treasury securities. In addition, interest totaling $113,208 has been credited to the Trust as of June 30, 2003. The rights of the Permanent Manager to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by the Permanent Manager of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against the Permanent Manager and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that the Permanent Manager shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

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

10. SUBSEQUENT EVENTS:

Subsequent to June 30, 2003, the Partnership sold the remaining Colorado Springs property for a net sales price of $410,000, which represents the carrying value of the property.

On November 14, 2003, the Partnership made its final distribution and was dissolved on December 15, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources:

Investment Properties and Net Investment in Direct Financing Leases

The investment property, including equipment held by the Partnership at June 30, 2003, was originally purchased at a price, including acquisition costs, of approximately $791,000.

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

The net asset value of the Colorado Springs property was written by $84,000 in December 2002 to the amount ultimately realized upon its sale in 2003.

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

Other Assets

Cash and cash equivalents held by the Partnership, were $461,000 at June 30, 2003, compared to $539,000 at December 31, 2002. The sale of the final Partnership property will provide a source for future fund liquidity and Limited Partner distributions.

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

Payments of estimated liabilities associated with carrying out the plan of liquidation for the three and six- month periods ended June 30, 2003 totaled $29,000 and $75,000, respectively, and were applied against the reserve for estimated costs during the period of liquidation.

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

Due to cash deficits during the Fourth Quarter of 2002, there was not a distribution to the Limited Partners on February 15, 2003. In addition, due to the First and Second Quarter 2003 cash deficits a Limited Partner distribution was not made.

Results of Operations

The Partnership reported income from operations for the three-month period ended June 30, 2003 (liquidation basis), in the amount of $3,500 compared to a loss from operations for the period April 1, 2002 through June 27, 2002 (going concern basis) of $38,000. The Partnership reported income from operations for the six-month period ended June 30, 2003 (liquidation basis), in the amount of $7,000 compared to a loss from operations of $299,000 for the period January 1, 2002 through June 27, 2002 (going concern basis). The variance in the loss resulted from: (i) the loss of rental income due to the sale of the Applebee’s- Pittsburgh and Hardee’s- St. Francis properties in the Second Quarter of 2002; (ii) increased expenditures in 2002 due to tenant defaults, lease terminations, and Second Quarter 2002 property sales; and (iii) Management lowering its monthly minimum management fees by 75% beginning in the Third Quarter of 2002.

Revenues

Total revenues were $3,500 for the three-month period ended June 30, 2003 compared to $59,000 for the period April 1, 2002 through June 27, 2002. Total revenues were $7,000 for the six-month period ended June 30, 2003 compared to $118,000 for the period January 1, 2002 through June 27, 2002. Total revenues in 2002 included rental income from the Applebee- Pittsburgh and Hardee’s- St. Francis properties. These two revenue- generating properties were sold as of June 30, 2002.

For the three and six-month period ended June 30, 2003, total rental revenues should approximate zero (0), as the Partnership currently does not own a property with a lease currently in place. The Partnership only owns one (1) vacant property and Management does not anticipate any additional leases or leasing income prior to the dissolution of the Partnership. However, in the Second Quarter of 2003 the Partnership did generate revenues of $3,500. These revenues came from interest earnings and recoveries from former General Partners. Management anticipates that such revenue types may continue to be generated until Partnership dissolution.

Expenses

Total expenses for the three-month period ended April 1, 2002 through June 27, 2002 were $96,000 and expenses for the period January 1, 2002 through June 27, 2002 were 416,000. The decrease in total expenses in 2003 is due primarily to the property write-downs in the First Quarter of 2002, and the 2002 increase in legal fees and property expenditures in connection with maintenance, tenant default, lease terminations, property sales and Partnership dissolution. Also, beginning in the Third Quarter of 2002, Management reduced its management fees by seventy-five percent (75%) due to the property sales at the end of the Second Quarter of 2002.

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

Item 6. Exhibits and Reports on Form 8-K

(a) Listing of Exhibits

31.1	302 Certifications

32.1	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

99.0	Correspondence to the Limited Partners dated May 15, 2003, regarding the First Quarter 2003 distribution.

(b)	Report on Form 8-K:

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
Bruce A. Provo, President, Chief Executive Officer and Chief Financial Officer

Date: 11/22/04

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	The Provo Group, Inc., General Partner

By:	/s/ Bruce A. Provo
Bruce A. Provo, President, Chief Executive Officer and Chief Financial Officer

Date: 11/22/04