Form 10-Q/A
period 2003-09-30
DIVALL INCOME PROPERTIES 3 L P
filed 2005-06-16
CIK 858715

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

This amendment is being filed to restate the Partnership’s condensed financial statements (liquidation basis) to properly reflect the liquidation basis of accounting and to revise management’s estimate of liquidation costs as of and for the period ended September 30, 2003. The net adjustment to income for the three and nine-month periods ended September 30, 2003 was to increase income from operations by approximately $41,000 and $97,000, respectively. The net adjustment to net assets in liquidation as of September 30, 2003 was an increase of approximately $48,000. Additionally, modifications to the statement of cash flows were made for the nine-month period ended September 30, 2003 to account for the changes in the statement of income (loss) and changes in net assets.

Except as otherwise discussed above, no other information on this Form 10-Q/A has been updated to reflect any developments subsequent to November 14, 2003.

PART 1- FINANCIAL INFORMATION

Item 1. Financial Statements

DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF NET ASSETS AS OF

September 30, 2003 and December 31, 2002

(Liquidation Basis)

(Unaudited)

	September 30, 2003 (As Restated See Note 11)	December 31, 2002
ASSETS:

INVESTMENT PROPERTIES: (Note 3)	$0	$409,933

OTHER ASSETS:
Cash and cash equivalents	844,363	538,862
Cash held in indemnification trust (Note 8)	364,043	361,257
Property taxes escrow	23	23
Rents and other receivables	4,514	4,834
Due from General Partner	0	211
Prepaid assets	116	981

Total other assets	1,213,059	906,168

Total assets	1,213,059	1,316,101

LIABILITIES:

Accounts payable and accrued expenses	0	7,125
Property taxes payable	0	1,665
Reserve for estimated costs during the period of liquidation	171,471	276,206

Total liabilities	171,471	284,996

CONTINGENT LIABILITIES: (Note 7)

NET ASSETS IN LIQUIDATION	$1,041,588	$1,031,105

The accompanying notes are an integral part of these condensed financial statements.

DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF INCOME (LOSS) AND CHANGES IN NET ASSETS

For the Periods Ended September 30, 2003 (Liquidation Basis),

September 30, 2002 (Liquidation Basis) and June 27, 2002 (Going Concern Basis)

(Unaudited)

	Three-months ended September 30, 2003 (As Restated See Note 11)	Three-months ended September 30, 2002	Nine-months ended September 30, 2003 (As Restated See Note 11)	June 28 through September 30, 2002	January 1 through June 27, 2002
REVENUES:
Rental income (Note 5)	$0	$0	$0	$0	$108,434
Interest income	2,031	6,414	5,816	6,414	4,094
Other income	30	0	30	0	4,902
Recovery of amounts previously written off (Note 2)	1,290	2,351	4,637	2,351	268

TOTAL REVENUES	3,351	8,765	10,483	8,765	117,698

EXPENSES:
Partnership management fees (Note 6)	0	0	0	0	35,455
Restoration fees (Note 6)	0	0	0	0	11
Insurance	0	0	0	0	2,449
General and administrative	0	0	0	0	20,657
Advisory Board fees and expenses	0	0	0	0	3,832
Professional services	0	0	0	0	52,107
Maintenance expense	0	0	0	0	4,765
Defaulted/vacant tenant	0	0	0	0	8,415
Real estate taxes	0	0	0	0	12,062
Depreciation	0	0	0	0	29,294
Amortization	0	0	0	0	8,365
Property write-downs	0	0	0	0	239,056

TOTAL EXPENSES	0	0	0	0	416,468

INCOME (LOSS) FROM OPERATIONS	3,351	8,765	10,483	8,765	(298,770)

NET ASSETS, BEGINNING OF PERIOD	1,038,237	3,260,869	1,031,105	3,025,524	3,350,389

CASH DISTRIBUTIONS	0	(2,139,850)	0	(2,139,850)	(26,095)

ADJUSTMENT TO LIQUIDATION BASIS	0	0	0	235,345	0

NET ASSETS, END OF PERIOD	$1,041,588	$1,129,784	$1,041,588	$1,129,784	$3,025,524

INCOME (LOSS) FROM OPERATIONS - CURRENT GENERAL PARTNER	$34	$88	$105	$88	$(2,988)

INCOME (LOSS) FROM OPERATIONS - LIMITED PARTNERS	3,317	8,677	10,378	8,677	(295,782)

	$3,351	$8,765	$10,483	$8,765	$(298,770)

INCOME (LOSS) FROM OPERATIONS PER LIMITED PARTNERSHIP INTEREST, based on 17,102.52 interests outstanding	$.19	$.51	$.61	$.51	$(17.29)

The accompanying notes are an integral part of these condensed financial statements.

DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS

For the Periods Ended

September 30, 2003 (Liquidation Basis), September 30, 2002 (Liquidation Basis)

and June 27, 2002 (Going Concern Basis)

(Unaudited)

	Nine-months ended September 30, 2003 (As Restated See Note 11)	June 28 through September 30, 2002	January 1 through June 27, 2002
CASH FLOWS (USED IN) PROVIDED FROM OPERATING ACTIVITIES:
Income (loss) from operations	$10,483	$8,765	$(298,770)
Adjustments to reconcile income (loss) from operations to net cash (used in) provided from operating activities -
Depreciation and amortization	0	0	37,659
Property write-downs	0	0	239,056
Recovery of amounts previously written off	(4,637)	(2,351)	(268)
Interest applied to Indemnification Trust Account	(2,786)	(1,674)	(3,123)
Decrease in rents, other receivables and prepaid assets	1,185	1,218	23,659
Deposit for payment of property taxes	0	0	9,541
Decrease in deferred rent receivable	0	0	4,350
Decrease in security deposits	0	0	(8,425)
Decrease in accounts payable and accrued expenses	(7,125)	0	(12,549)
Decrease in reserve for estimated costs during the period of liquidation	(104,735)	(34,331)	0
Decrease in property taxes payable	(1,665)	0	(33,069)
Change in amount due from/to General Partner	211	(1,245)	1,777
Decrease in unearned rental income	0	0	(20,437)

Net cash (used in) operating activities	(109,069)	(29,618)	(60,599)

CASH FLOWS FROM INVESTING ACTIVITIES:
Recoveries from former General Partner affiliates	4,637	2,351	268
Net proceeds from sale of properties	409,933	2,541,329	0
Payments on note receivable	0	0	45,250

Net cash provided from investing activities	414,570	2,543,680	45,518

CASH FLOWS (USED IN) FINANCING ACTIVITIES:
Cash distributions to Limited Partners	0	(2,140,000)	(25,000)
Cash distributions to General Partner	0	150	(1,095)

Net cash (used in) financing activities	0	2,139,850	(26,095)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	305,501	374,212	(41,176)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	538,862	198,972	240,148

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$844,363	$573,184	$198,972

The accompanying notes are an integral part of these condensed financial statements.

DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Security and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. These unaudited interim condensed financial statements should be read in conjunction with DiVall Income Properties 3 Limited Partnership’s (the “Partnership”) 2002 annual audited financial statements within Form 10-K. This amended Form 10-Q/A reflects changes made to the Partnership’s 2002 annual financial statements from the previously filed Form 10-Q. (See Note 11)

These unaudited condensed financial statements include all adjustments, which are in the opinion of management, necessary to present a fair statement of the Partnership’s financial position as of September 30, 2003, and statements of income (loss) and changes in net assets for the three-month periods ended September 30, 2003 and 2002 and the nine-month period ended September 30, 2003 and the periods June 28, 2002 through September 30, 2002 and January 1, 2002 through June 27, 2002 and cash flows for the nine-month period ended September 30, 2003 and the periods June 28, 2002 through September 30, 2002 and January 1, 2002 through June 27, 2002.

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

The Partnership will be dissolved on December 1, 2015, or earlier upon the prior occurrence of any of the following events: (a) The disposition of all interests in real estate and other Partnership assets; (b) the decision by Majority Vote of the Limited Partners to dissolve the Partnership or to compel the sale of all or substantially all of the Partnership’s assets; (c) the failure to elect a successor General Partner within six months after removal of the last remaining General Partner; or (d) the date of the death or the effective date of dissolution, removal, withdrawal, bankruptcy on incompetency of the last remaining General Partner, unless the Partnership is continued by vote of all Limited Partners and a replacement General Partner is previously elected by a majority of the Limited Partners.

During the First Quarter of 2002, Management found a buyer for the Colorado Springs property and anticipated the property to be sold in May 2002. However, the sale was not consummated and the agreement was terminated. Management intended to continue to market the property for sale. Also, during the First Quarter of 2002, Management accepted an offer for the remaining three (3) Partnership properties, which included the Applebee’s- Pittsburgh, Hardee’s- St. Francis and the vacant Oak Creek properties. The General Partner sought the written consent of the Limited Partners to sell all of the Partnership’s Properties and dissolve and liquidate the Partnership. Prior to the sale of the remaining properties, the General Partner had received the written consent of the holders of more than fifty percent (50%) of the Partnership interests authorizing such sales and dissolution and liquidation of the Partnership. All of the Partnership’s properties, except for the vacant Colorado Springs property, were sold in June 2002. In June 2003 the Partnership entered into a contract to sell the remaining property. The closing date of the Colorado Springs property was July 14, 2003. The Partnership will be dissolved and liquidated prior to December 31, 2003. That step will bring to a close the SEC reporting and compliance obligations of the Partnership. The Partnership plans to make a cash distribution to the Partners of $400,000 ($23.39/unit) in mid-November 2003.

The balance of the Partnership’s assets, after making provision for known obligations of the Partnership in connection with the winding-up of the Partnership’s business, will be distributed to a newly formed limited liability company called DIP3, LLC, which has been created to assist in the Partnership’s liquidation and dissolution. DIP3, LLC will hold for the benefit of the Partners: (i) approximately $280,000 of reserves established by the General Partner to address contingent liabilities and (ii) the Partnership’s right to receive the proceeds, if any, of the Indemnification Trust when they become available to the Partnership (as described below). Any expenses of DIP3, LLC will be paid from these funds, including amounts distributed from the indemnification Trust. The General Partner will serve as the manager of DIP3 LLC and estimates that the annual expenses of DIP3, LLC will be near $10,000. This amount is composed of fees payable to unrelated third parties of $400/month for certain recordkeeping purposes, $300/month to the General Partner (or an affiliate) as an overhead charge and the cost of annual tax returns. The General Partner anticipates additional costs for professional fees.

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

In the third quarter of 2002, approximately $34,000 of recorded estimated liabilities associated with carrying out the liquidation were paid. In the fourth quarter of 2002, approximately $24,000 of the recorded estimated liabilities associated with carrying out the liquidation were paid. Additionally, during the three month period ended December 31, 2002, the adjustment to liquidation basis was reduced by $103,000 to account for a $19,000 increase in the estimated liabilities associated with carrying out the liquidation based on the updated estimates of total costs and the write down of the remaining asset by $84,000 based upon the ultimate amount realized upon its sale.

The reserve for liquidation at September 30, 2003 was $171,000 and reflected payments of $30,000 made during the third quarter of 2003; payments of $29,000 made during the second quarter of 2003; and payments of $46,000 made during the first quarter of 2003 against the estimated costs during the period of liquidation.

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

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership’s pro rata share of the total misappropriation. Restoration expenses and recoveries have been allocated based on the same percentages. Through September 30, 2003, $5,818,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, during 1996, 1997, 1999, 2000, 2001, 2002 and 2003 the Partnership has recognized a total of $1,312,000 as recovery of amounts previously written off on the statements of income, which represents its share of the excess recovery. There were no restoration activities or recoveries in 1998. The current General Partner continues to pursue recoveries of the misappropriated funds, however, no further significant recoveries are anticipated.

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

During June 2003 Management accepted a $475,000 purchase offer for the sale of the vacant Colorado Springs property. Per the agreement, however, if the closing occurred prior to July 15, 2003 the purchase price was reduced by $35,000 to $440,000. The actual closing date was July 14, 2003 and therefore the actual sales price was $440,000. The net sales proceeds totaled $409,000 after sales commissions of $26,000 and other closing costs. Of such sales commissions, $17,600 was paid to an unaffiliated broker and $8,800 was paid to a General Partner affiliate. The net asset value of the Colorado Springs property at March 31, 2003 was approximately $494,000, and therefore, the estimated net realizable value of the property was written down by $82,000 in June 2003. The property was written-down an additional $3,000 in the Third Quarter of 2003 to its estimated net realizable value.

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

During the first six months of 2002 the aggregate lease payments received from the Partnership properties, Applebee’s- Pittsburgh, Pennsylvania and Hardee’s- St. Francis, Wisconsin, pursuant to their leases totaled $102,000. These two (2) properties that were generating such lease rental revenue were sold at the end of the Second Quarter of 2002. As of June 30, 2003 the Partnership had only one (1) vacant property remaining and Management does not anticipate any additional leases or leasing income prior to the dissolution of the Partnership. In June 2003 Management accepted an offer for the sale of the final Partnership property. The closing date of the vacant Colorado Springs property sale was July 14, 2003.

6. TRANSACTIONS WITH CURRENT GENERAL PARTNER AND ITS AFFILIATES:

Between the three original affiliated Partnerships as provided in the Permanent Management Agreement (“PMA”), the current General Partner receives a fee for managing the Partnership equal to 4% of gross receipts, subject to a minimum of $300,000 per year, and a maximum annual reimbursement for office rent and related overhead of $25,000. The Partnership shall only be responsible for its allocable share of such minimum and maximum amounts as indicated above ($570,000 minimum base fee and $4,750 maximum rent reimbursement.) On May 26, 1993, the Permanent Manager, TPG, replaced the former general partners as the new General Partner, as provided for in an amendment to the Partnership Agreement dated May 26, 1993. Pursuant to amendments to the Partnership Agreement, TPG continues to provide management services for the same fee structure as provided in the PMA mentioned above. TPG is entitled to an annual increase in the minimum base management fee and maximum office overhead reimbursement in an amount not to exceed the percentage increase in the Consumer Price Index (“CPI”) for the immediately preceding calendar year. Effective March 1, 2003, the minimum management fee and the maximum annual reimbursement for office rent and overhead increased by 1.58% representing the allowable annual Consumer Price Index adjustment per the PMA. Therefore, beginning March 1, 2003 the monthly minimum management fee was raised to $6,060. However, due to the sale of three of the properties at the end of the Second Quarter of 2002, Management reduced by seventy-five percent (75%) the Partnership’s monthly management fees due to them. Therefore, beginning July 1, 2002 and until the sale of the final property and the commencement of the wind-up phase, the monthly minimum management fee was reduced by seventy-five percent (75%). As of March 1, 2003 and through July 2003 the reduced minimum monthly management fee was $1,515. Pursuant to the sale of the final property, Colorado Springs, in July 2003, management fees resumed to the full minimum management fee of $6,060 beginning August 2003 and will continue through May 2004 (through the final Partnership wind-up and dissolution period).

For purposes of computing the 4% overall fee, gross receipts includes amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. TPG has received fees from the Partnership totaling $88,961 to date on the amounts recovered, which includes $62 in fees received in the First Quarter of 2003, $72 received in the Second Quarter 2003, and $52 received in the Third Quarter of 2003. The fees received from the Partnership on the amounts recovered reduce the 4% minimum fee by that same amount.

Amounts paid and or accrued to the current General Partner and its affiliates during 2003 and 2002 were as follows:

Current General Partner	Incurred for the three-month period ended September 30, 2003	Incurred for the three-month period ended September 30, 2002	Incurred for the nine-month period ended September 30, 2003	Incurred for the period January 1 through June 27, 2002	Incurred for the period June 28 through September 30, 2002
Management fees	$13,583	$4,379	$22,492	$35,455	$4,379
Restoration fees	52	94	185	11	94
Overhead allowance	1,467	1,443	4,385	2,862	1,443
Reimbursement for out-of-pocket expenses	484	1,269	1,553	1,669	1,269
Sales commissions	8,800	0	8,800	0	82,000
Cash distributions	0	(150)	0	1,095	(150)

	$24,386	$7,035	$37,415	$41,092	$89,035

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

On October 27, 2003, the Partnership received a notice from the Internal Revenue Service (IRS) demanding payment of a penalty arising from the late filing of the Partnership’s 2000 tax return. Management relied upon professional tax advisors (a “Big 5” accounting firm) for federal tax compliance assistance and tax advice, including advice regarding deadlines. For 2000 Management understood that its income tax return was required to be filed on or before October 15, 2001. In August 2001, Management learned that the return was due in mid-July 2001, and that a second extension was not filed. A second extension was necessary while awaiting IRS regulations on a newly promulgated requirement that the 2000 return be filed electronically. Management promptly completed and filed a return electronically. A “Reasonable Cause” statement was attached to and made part of the 2000 Partnership tax return stating the cause for the late filing.

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

The rights of the Permanent Manager to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by the Permanent Manager of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against the Permanent Manager and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that the Permanent Manager shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. Upon termination of the Permanent Manager’s interest in the Trust, the remaining proceeds, if any, will be distributed to DIP3, LLC and then, in turn (less expenses), to the Limited Partners on a per Unit basis.

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

11. RESTATEMENT OF PREVIOUSLY ISSUED CONDENSED FINANCIAL STATEMENTS

Subsequent to the filing of the Partnership’s condensed financial statements on Form 10-Q for the three and nine months ended September 30, 2003, the Partnership’s management determined that the financial statements did not properly reflect the liquidation basis of accounting. The Partnership commenced liquidation on June 28, 2002 and adopted the liquidation basis of accounting as of that date, establishing a reserve for future costs to liquidate the Partnership. The Partnership had originally accounted for certain expense items as they came due through income (loss) from operations on the statement of operations. Management subsequently determined that these expenses were already included in the reserve for liquidation costs established at the date of liquidation, and therefore these expenses should not have been reflected in income (loss) from operations subsequent to the liquidation date, but rather would reduce the reserve for liquidation costs as they were paid. Additionally, management revised its estimate of costs required to carry out the liquidation. As a result, the Partnership’s financial statements for the quarter ended September 30, 2003 have been restated from amounts previously reported to properly reflect the adoption of liquidation basis of accounting.

Additionally, the amounts as of December 31, 2002 within this Form 10-Q/A have been restated from the 2002 financial statements filed with the originally filed Form 10-Q to reflect the audited financial statements as of December 31, 2002 as filed in the Partnership’s 2002 financial statements on Form 10-K.

The following is a summary of the significant effects of the restatement to the financial statements:

	As previously reported at September 30, 2003	As restated at September 30, 2003
Total assets	$1,213,059	$1,213,059

Accounts payable and accrued expenses	$38,315	$0
Reserve for estimated costs during the period of liquidation	180,701	171,471

Total liabilities	$219,016	$171,471

Net assets in liquidation	$994,043	$1,041,588

	As previously reported for the three-month period ended September 30, 2003	As restated for the three-month period ended September 30, 2003	As previously reported for the nine-month period ended September 30, 2003	As restated for the nine-month period ended September 30, 2003
Interest income	$2,031	$2,031	$5,816	$5,816
Other income	30	30	30	30
Recovery of amounts previously written off	1,290	1,290	4,637	4,637

Total revenues	$3,351	$3,351	$10,483	$10,483

Partnership management fees	13,583	0	22,492	0
Restoration fees	52	0	185	0
Insurance	347	0	2,857	0
General and administrative	3,269	0	12,124	0
Advisory Board fees and expenses	1,313	0	4,952	0
Professional services	21,208	0	50,089	0
Maintenance expense	0	0	0	0
Defaulted vacant tenant	90	0	1,198	0
Other property expenses	(1,950)	0	0	0
Real estate taxes	3,241	0	3,241	0
Provision for non-collectible receivables	320	0	320	0
Depreciation	0	0	0	0
Amortization	0	0	0	0
Property write-downs	0	0	0	0

Total expenses	41,473	0	97,458	0

Income (loss) from operations	(38,122)	3,351	(86,975)	10,483
Net assets, beginning of period	975,650	1,038,237	1,120,869	1,031,105
Adjustment to liquidation basis	56,515	0	(39,851)	0

Net assets, end of period	$994,043	$1,041,588	$994,043	$1,041,588

Net (loss) income-General Partner	$(381)	$34	$(870)	$105

Net (loss) income-Limited Partners	(37,741)	3,317	(86,105)	10,378

Net (loss) income per Limited Partnership Interest	$(38,122)	$3,351	$(86,975)	$10,483

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As discussed in Note 11, the Partnership has restated its condensed financial statements for the quarter ended September 30, 2003. This management’s discussion and analysis gives effect to this restatement.

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

During June 2003 Management accepted a $475,000 purchase offer for the sale of the vacant Colorado Springs property. Per the agreement, however, if the closing occurred prior to July 15, 2003 the purchase price was reduced by $35,000 to $440,000. The actual closing date was July 14, 2003 and therefore the actual sales price was $440,000. The net sales proceeds totaled $409,000 after sales commissions of $26,000 and other closing costs. Of such sales commissions, $17,600 was paid to an unaffiliated broker and $8,800 was paid to a General Partner affiliate. The net asset value of the Colorado Springs property at March 31, 2003 was approximately $494,000, and therefore, the estimated net realizable value of the property was written down by $82,000 in June 2003. The property was written-down an additional $3,000 in the Third Quarter of 2003 to its estimated net realizable value.

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

Other Assets

Cash and cash equivalents held by the Partnership, were $844,000 at September 30, 2003, compared to $539,000 at December 31, 2002. Cash of $171,000 is estimated to be necessary for the reserve for estimated costs during the period of liquidation, which primarily is anticipated to consist of future professional expenses, such as legal, audit, tax, data processing, and management fees. It is anticipated that the remaining cash reserves at dissolution will be held in the newly formed limited liability company, DIP3, LLC to address contingent liabilities. For additional information regarding this new company refer to Note 1 to the condensed financial statements included in Item 1 of this report.

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

Liabilities

Accounts payable and accrued expenses at December 31, 2002 amounted to $7,125 primarily representing accruals of auditing, tax and data processing fees.

Property taxes payable at December 31, 2002 in the amount of $1,665 represented an accrual of 2002 real estate taxes in relation to the vacant Colorado Springs property.

Payments of estimated liabilities associated with carrying out the plan of liquidation for the three month period ended September 30, 2003 totaled of $29,889 and were applied against the reserve for estimated costs during the period of liquidation.

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

Results of Operations

The Partnership reported income from operations for the three-month period ended September 30, 2003 (liquidation basis), in the amount of $3,351 compared to income from operations for the three-month period ended September 30, 2002 (liquidation basis) of $8,765. The Partnership reported income from operations of $10,483 for the nine months ended September 30, 2003 compared with a loss from operations of $298,770 for the period January 1, 2002 through June 27, 2002 (going concern basis) and income from operations of $8,765 for the period June 28, 2002 through September 30, 2002 (liquidation basis). The variance from 2003 to 2002 in the loss resulted from: (i) the loss of rental income due to the sale of the Applebee’s- Pittsburgh and Hardee’s- St. Francis properties in the Second Quarter of 2002; (ii) increased expenditures in 2002 due to tenant defaults, lease terminations, and Second Quarter 2002 property sales; and (iii) the property write-downs of the vacant Oak Creek and the Hardee’s – St. Francis properties in the First Quarter of 2002; and (iv) Management lowering its monthly minimum management fees by 75% beginning in the Third Quarter of 2002. (The Management fees were increased to 100% beginning August 2003 upon the sale of the final Partnership property, Colorado Springs, in July 2003.)

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

The Partnership engaged Deloitte & Touche LLP (“D&T”) as its new independent registered public accountants on December 19, 2002. The engagement was disclosed in the Partnership’s Form 8-K dated January 2, 2003.

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

PART II- OTHER INFORMATION

Items 1-4.

Not Applicable.

Item 5. Controls and Procedures

As of the end of the period covered by this report, the Partnership carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”)/Financial Officer (“CFO”), of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures. Based on that evaluation, including the effects of the restatement discussed in Note 11 to the financial statements, the CEO/CFO has concluded that the Partnership’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Partnership in the reports it files under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the securities and Exchange Commission rules and forms. There have been no significant changes in the Partnership’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation period covered by this report referred to above.

Item 6. Exhibits and Reports on Form 8-K

(a)	Listing of Exhibits

	31.1	302 Certifications

	32.1	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

(b)	Report on Form 8-K

The Registrant filed Form 8-K on January 6, 2003.

The Registrant filed Form 8-K/A on January 17, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVALL INCOME PROPERTIES 3 LIMITED PARTNERSHIP

By:	The Provo Group, Inc., General Partner

By:	/s/ Bruce A. Provo
Bruce A. Provo, President, Chief Executive Officer
and Chief Financial Officer

Date:	June 16, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	The Provo Group, Inc., General Partner

By:	/s/ Bruce A. Provo
Bruce A. Provo, President, Chief Executive Officer
and Chief Financial Officer

Date:	June 16, 2005